Form 10-Q
period 1995-06-30
NATIONAL DIVERSIFIED SERVICES INC
filed 1995-08-14
CIK 772784

SECURITIES AND EXCHANGE COMMISSION
		     Washington, D.C.  20549

			    FORM 10-Q

 [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
	      THE SECURITIES EXCHANGE ACT OF 1934

	       For the quarter ended June 30, 1995

			       OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
	       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________ to ________

Commission File Number:  2-99080

		NATIONAL DIVERSIFIED SERVICES, INC.
     (Exact name of Registrant as specified in its charter)

	  Delaware                             11-2820379
(State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)         Identification No.)

c/o Lester Morse P.C.
111 Great Neck Road, Suite #420
Great Neck, New York                                     11021
(Address of principal executive offices)              (Zip  Code)

Registrant's telephone number,
including area code:                               (516) 487-1419


  104 East 25th Street, Tenth Floor, New York, New York l0010

 (Former name, former address and former fiscal year if changed
		       since last report)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

		       Yes  x .   No ___.



6,548,870 Common Shares, $.001 par value were issued and outstanding at June 30, 1995.

	       NATIONAL DIVERSIFIED SERVICES, INC.


			      INDEX





							     Page
							   Number


PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

	       Consolidated Balance Sheets                      3
		 June 30, 1995 (Unaudited) and
		 December 31, 1994

	       Consolidated Statements of Operations            4
		 Three and Six Months ended June 30,
		 1995 and June 30, 1994 (Unaudited)

	       Consolidated Statements of Cash Flows            5
		 Three Months Ended June 30, 1995 and
		  June 30, 1994 (Unaudited)

	       Notes to Financial Statements (Unaudited)        6

     Item 2.   Management's Discussion and Analysis of
		 Financial Condition and Results of
		 Operations                                     7

PART II.  OTHER INFORMATION                                     8


SIGNATURES                                                      9

NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


			      ASSETS
							     JUNE 30,            DECEMBER 31,
							       1995                  1994
							   ____________          ___________
							   (Unaudited)             (Audited)
CURRENT ASSETS:
 Cash and cash equivalents                                    $ 271,568            $ 269,102
								_______              _______

	  Total current assets                                  271,568              269,102

PROPERTY AND EQUIPMENT, at cost, net of
 accumulated depreciation of $1,401 at June 30,
 1995 and $1,356 at December 31, 1994                                89                  179

	  TOTAL                                               $ 271,657            $ 269,281
								=======              =======
			   LIABILITIES

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                        $   5,882            $   4,140
								  _____                _____

	  Total current liabilities                               5,882                4,140

ACCRUED SALARIES - officer                                       58,750               58,750
								 ______               ______

	  Total liabilities                                      64,632               62,890
								 ______               ______

		       STOCKHOLDERS' EQUITY

Common stock, $.001 per value authorized 30,000,000
 shares, issued 6,553,870 shares                                  6,554                6,554
Additional paid-in capital                                      705,755              705,755
								_______              _______

	  Total                                                 712,309              712,309

Deficit                                                        (505,279)            (505,913)
							       ________              _______

								207,030              206,396
Less:  5,000 shares of treasury stock, at cost                        5                    5
							       ________              _______

	  Total stockholders' equity                            207,025              206,391
								_______              _______

	  TOTAL                                               $ 271,657            $ 269,281
							      =========              =======

NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


								     SIX                              THREE
								MONTHS ENDED                       MONTHS ENDED
								  JUNE 30,                           JUNE 30,
							   _______________________             ___________________
							   1995               1994             1995           1994
REVENUES - interest                                    $      7,647    $  $  5,780      $     4,109     $      3,425


GENERAL AND
 ADMINISTRATIVE EXPENSES                                      7,013          8,401            3,823            3,522
							  _________      _________        _________         ________

NET INCOME (LOSS)                                      $        634    $    (2,621)     $       286      $       (97)
							  =========      =========        =========         ========

NET INCOME (LOSS) PER SHARE, BASED ON THE
 WEIGHTED AVERAGE SHARES OUTSTANDING                   $       -       $      -         $      -   *     $     -    *
							  =========      =========        =========        =========

NUMBER OF SHARES USED TO COMPUTE
 LOSS PER SHARE                                           6,548,870      6,548,870        6,548,870        6,548,870
							  =========      =========        =========        =========


*Less than $.01 per share

NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


									     SIX
									 MONTHS ENDED
									   JUNE 30,
								  ____________________________
								 1995                  1994
							    ____________          _____________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                             $     634              $  (2,621)
								 _______                _______
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                      90                     96
   Changes in assets and liabilities:
 Accounts payable and accrued expenses                             1,742                    432
								 _______                _______
	  Total adjustments                                        1,832                    528
								 -------                -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                2,466                 (2,093)
								 _______                _______
NET CHANGE IN CASH AND CASH EQUIVALENTS                            2,466                 (2,093)

CASH AND CASH EQUIVALENTS - beginning                            269,102                270,929
								 _______                _______
CASH AND CASH EQUIVALENTS - ending                             $ 271,568              $ 268,836
								 =======                =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for income taxes                                    $     421              $     429
								 =======                =======
 Cash paid for interest                                        $    -                 $    -
								 =======                =======

NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

	    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			  JUNE 30, 1995
			   (Unaudited)





NOTE 1 - BASIS OF PRESENTATION

  The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the consolidated financial statements of the Company at December 31, 1994, included in its annual report on Form 10-K. Such statements should be read in conjunction with the data herein.


NOTE 2 - ADJUSTMENTS

  The financial information reflects all normal recurring adjustments which, in the opinion of management, are deemed necessary for a fair presentation of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the year.


NOTE 3 - CASH EQUIVALENTS

  Cash equivalents are comprised of an investment in short-term commercial paper with maturities of less than ninety days.


NOTE 4 - ACCRUED SALARIES - OFFICER

  Accrued salaries - officer represents $58,750 for the period December 1986 to November 22,1989.

   Management's Discussion and Analysis of Financial Condition
		    and Results of Operations

Results of Operations

     During the three and six months ended June 30, 1995, the Company had no revenues other than interest income since the Company terminated its import and sale business operations in 1990. The Company is presently exploring various business opportunities that may be available to it. No assurances can be given that the Company will be successful in completing a transaction to acquire an operating business.

Liquidity and Capital Resources

     Financing of the Company's activities has been provided from the public sale of its securities for cash amounting to a net of approximately $600,000. At June 30, 1995, the Company's working capital amounted to $265,686 with cash assets of $271,568. Management believes that its cash assets are adequate to meet the Company's short term and long term liquidity and cash requirements until such time, if ever, as the Company completes a transaction to establish an operating business.

	       NATIONAL DIVERSIFIED SERVICES, INC.


		   PART II - OTHER INFORMATION



Item 1.   Legal Proceedings:       None

Item 2.   Changes in Securities:   None

Item 3.   Defaults Upon Senior Securities:   None

Item 4.   Submission of Matters to a Vote of Security Holders:

	  None

Item 5.   Other Information:       None

Item 6.   Exhibits and Reports:

	  (a)  Exhibits - Ex-27

	  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1995.

	       NATIONAL DIVERSIFIED SERVICES, INC.



			   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





			      NATIONAL DIVERSIFIED SERVICES, INC.

				    (Registrant)




Dated: August 14, 1995                 /s/George Rubin
				George Rubin, President, Chief
				   Executive, Financial and
				   Accounting Officer