Form 10-Q
period 1995-09-30
NATIONAL DIVERSIFIED SERVICES INC
filed 1995-11-15
CIK 772784

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

 [X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1995

                                       OR

 [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

Commission File Number:  2-99080

                       NATIONAL DIVERSIFIED SERVICES, INC.
             (Exact name of Registrant as specified in its charter)
     ---------------------------------------------------------------------

          DELAWARE                                        11-2820379
-------------------------------                     --------------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)

c/o Lester Morse P.C.
111 Great Neck Road, Suite #420
Great Neck, New York                                              11021
----------------------------------                             -----------
(Address of principal executive offices)                       (Zip  Code)

Registrant's telephone number,
including area code:                                        (516) 487-1419
                                                            --------------

                                 Not Applicable
--------------------------------------------------------------------------------

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

                               Yes  x .   No     .
                                   ---       ---



6,548,870 COMMON SHARES, $.001 PAR VALUE WERE ISSUED AND OUTSTANDING AT SEPTEMBER 30, 1995.

                       NATIONAL DIVERSIFIED SERVICES, INC.


                                      INDEX




                                                                            Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets                                     3
                 September 30, 1995 (Unaudited) and
                 December 31, 1994

               Consolidated Statements of Operations                           4
                 Three and Nine Months ended September 30,
                 1995 and September 30, 1994 (Unaudited)

               Consolidated Statements of Cash Flows                           5
                 Three Months Ended September 30, 1995 and
                  September 30, 1994 (Unaudited)

               Notes to Financial Statements (Unaudited)                       6

     Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                    7

PART II.  OTHER INFORMATION                                                    8


SIGNATURES                                                                     9

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                            SEPTEMBER 30,        DECEMBER 31,
                                                1995                 1994
                                          -----------------    ---------------
                                            (Unaudited)           (Audited)
CURRENT ASSETS:
 Cash and cash equivalents                    $ 273,469           $ 269,102
                                              ---------           ---------

              Total current assets              273,469             269,102

PROPERTY AND EQUIPMENT, at cost, net of
 accumulated depreciation of $1,489 at
 September 30, 1995 and $1,356 at
 December 31, 1994                                   45                 179
                                              ---------           ---------

              TOTAL                           $ 273,514           $ 269,281
                                              ---------           ---------
                                              ---------           ---------

                                   LIABILITIES

CURRENT LIABILITIES:
Accounts payable and accrued expenses         $   6,288           $   4,140
                                              ---------           ---------

              Total current liabilities           6,288               4,140

ACCRUED SALARIES - officer                       58,750              58,750
                                              ---------           ---------

              Total liabilities                  65,038              62,890
                                              ---------           ---------

                              STOCKHOLDERS' EQUITY

Common stock, $.001 par value; authorized
 30,000,000 shares, issued 6,553,870 shares       6,554               6,554
Additional paid-in capital                      705,755             705,755
                                              ---------           ---------
              Total                             712,309             712,309

Deficit                                        (503,828)           (505,913)
                                              ---------           ---------
                                                208,481             206,396
Less:  5,000 shares of treasury stock,
       at cost                                        5                   5
                                              ---------           ---------
              Total stockholders' equity        208,476             206,391
                                              ---------           ---------

              TOTAL                           $ 273,514           $ 269,281
                                              ---------           ---------
                                              ---------           ---------

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       NINE                         THREE
                                                   MONTHS ENDED                  MONTHS ENDED
                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                             -----------------------       -----------------------
                                                 1995       1994               1995        1994
                                             ----------- -----------       -----------  ----------

REVENUES - interest                          $   11,629  $    8,768        $    3,982   $    2,988


GENERAL AND
 ADMINISTRATIVE EXPENSES                          9,546      11,526             2,533        3,125
                                             ----------- -----------       -----------  ----------


NET INCOME (LOSS)                            $    2,083  $   (2,758)       $    1,449   $     (137)
                                             ----------- -----------       -----------  -----------
                                             ----------- -----------       -----------  -----------


NET INCOME (LOSS) PER SHARE, BASED ON THE
 WEIGHTED AVERAGE SHARES OUTSTANDING         $      - *  $      - *        $       - *  $      - *
                                             ----------- -----------       ------------ ----------
                                             ----------- -----------       ------------ ----------


NUMBER OF SHARES USED TO COMPUTE
 INCOME (LOSS) PER SHARE                      6,548,870   6,548,870         6,548,870    6,548,870
                                             ----------- -----------       -----------  ----------
                                             ----------- -----------       -----------  ----------


*Less than $.01 per share

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                       NINE
                                                   MONTHS ENDED
                                                   SEPTEMBER 30,
                                               -------------------
                                                1995           1994
                                             ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                           $    2,083     $   (2,758)
                                             ----------     ----------
 Adjustments to reconcile net income
  (loss) to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                    136            144
   Changes in assets and liabilities:
    Accounts payable and accrued expenses         2,148            715
                                             ----------     ----------
           Total adjustments                      2,284            859
                                             ----------     ----------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                             4,367         (1,899)
                                             ----------     ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS           4,367         (1,899)

CASH AND CASH EQUIVALENTS - beginning           269,102        270,929
                                             ----------     ----------

CASH AND CASH EQUIVALENTS - ending           $  273,469     $  269,030
                                             ----------     ----------
                                             ----------     ----------


SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
 Cash paid for income taxes                  $       -      $      429
                                             ----------     ----------
                                             ----------     ----------
 Cash paid for interest                      $       -      $        -
                                             ----------     ----------
                                             ----------     ----------

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995
                                   (UNAUDITED)





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


NOTE 4 - ACCRUED SALARIES - OFFICER

  Accrued salaries - officer represents $58,750 for the period December 1986 to November 22, 1989.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     During the three and nine months ended September 30, 1995, the Company had no revenues other than interest income since the Company terminated its import and sale business operations in 1990. The Company is presently exploring various business opportunities that may be available to it. No assurances can be given that the Company will be successful in completing a transaction to acquire an operating business.

LIQUIDITY AND CAPITAL RESOURCES

     Financing of the Company's activities has been provided from the public sale of its securities for cash amounting to a net of approximately $600,000.
At September 30, 1995, the Company's working capital amounted to $267,181 with cash assets of $273,469. Management believes that its cash assets are adequate to meet the Company's short term and long term liquidity and cash requirements until such time, if ever, as the Company completes a transaction to establish an operating business.

                       NATIONAL DIVERSIFIED SERVICES, INC.


                           PART II - OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS:       None

Item 2.   CHANGES IN SECURITIES:   None

Item 3.   DEFAULTS UPON SENIOR SECURITIES:   None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

          None

Item 5.   OTHER INFORMATION:       None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K:

          (a)  Exhibits - 27 - Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                       NATIONAL DIVERSIFIED SERVICES, INC.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     NATIONAL DIVERSIFIED SERVICES, INC.
                                     -----------------------------------
                                           (Registrant)




Dated: November 14, 1995                     /s/George Rubin
                                     -----------------------------------
                                      George Rubin, President, Chief
                                         Executive, Financial and
                                         Accounting Officer