Form 10-K
period 1995-12-31
NATIONAL DIVERSIFIED SERVICES INC
filed 1996-03-29
CIK 772784

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-K

 [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


          For the fiscal year ended December 31, 1995

                               OR

 [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the transition period from ________ to ________

Commission File Number:  2-99080-NY

                 NATIONAL DIVERSIFIED SERVICES, INC.
     (Exact name of Registrant as specified in its charter)

          Delaware                            11-2820379
---------------------------                 ---------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization                (Identification No.)

104 East 25th Street
Tenth Floor
New York, New York                                          10010
---------------------------                            ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number,
including area code:                               (212) 353-8280
                                                  ---------------
Securities registered pursuant to Section 12(b) of the Act:

                              None
-----------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                              None
-----------------------------------------------------------------
                        (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days. Yes /X/ .   No    .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [x].

     As of March 25, 1996, the aggregate number of shares of the voting stock held by non-affiliates was 1,762,870 shares of Common Stock, $.001 par value. See "Item 5" regarding a sporadic market for the Company's Common Stock.

     The number of shares outstanding of the Issuer's Common Stock, as of March 25, 1996 was 6,548,870.

                             PART I

Item 1.    Business

General

      National  Diversified  Services, Inc.  ("National"  or  the
"Company") was incorporated under the laws of the State of Delaware on May 30, 1985.

      National completed a public offering of 758,570 Units in December 1986 as more fully discussed under "Item 5" and raised net proceeds of approximately $600,000. National was a blind pool offering which at the time did not specifically allocate the proceeds raised thereby to any business or operations.

       National's  business  purpose  is  to  seek   and   review
acquisition possibilities, and to make one or more acquisitions or enter into business endeavors as best as its limited assets will allow.

Business Strategy

      The Company is seeking one or more potential business opportunities that in the opinion of Management may provide an ultimate profit to the Company. Such involvement may be by way of the acquisition of existing businesses, the acquisition of assets to establish subsidiary businesses for the Company, a statutory merger or consolidation or the establishment of a new business. However, due to the limited working capital of the Company, it is likely that the Company will enter into only one business transaction.

      The Company may also seek to acquire one or more majority and/or wholly owned equity positions in other companies through the direct purchase of stock. Such equity positions will be limited by Section 3(a)(3) of the Investment Company Act of 1940 (the "1940 Act"), in that the Company will not be permitted to own or propose to acquire investment securities having a value exceeding 40% of the Company's total assets (exclusive of government securities and cash items) on an unconsolidated basis.
     The Company may provide debt financing to companies in which it has taken (or intends to take) an equity position. Such financing would generally be made on an unsecured basis. In no event will the Company provide financing for or take equity positions in companies where the aggregate of such investments would cause the Company to be required to register under the 1940 Act.

      Present Management of the Company may or may not become involved as management in the aforementioned business or subsidiary or may hire qualified but as yet unidentified management personnel. There can, however, be no assurance whatsoever that the Company will be able to acquire a business.

      A potential acquisition of a business may involve the acquisition of, or merger with, a company which does not need additional capital but which desires to establish a public trading market for its shares. A company that seeks the
Company's participation in attempting to consolidate its operations through a merger, reorganization, asset acquisition, or some other form of combination may desire to do so to avoid what it may deem to be adverse consequences of itself undertaking a public offering including the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors. Factors considered may include time delays, significant expense, loss of voting control. In connection with such acquisition, it is possible that an amount of stock constituting control of the Company would be purchased from the Company or its current officers, directors and stockholders resulting in substantial profits to such persons without similar profits being realized by other stockholders. Moreover, no assurance can be given with respect to the experience or qualifications of as yet unknown persons who may, in the future, engage in the operations of the Company or any business or subsidiary acquired by the Company. In the event of a change in control of the Company and its Board of Directors, the payment of dividends would be wholly dependent upon such persons. Furthermore, it is impossible as yet to determine what, if any, consequences applicable state law may provide to the Company's shareholders in any merger or reorganization.

General Policy

      The Company may establish or acquire a business and/or invest in one or more new and developing corporations, whether directly or by way of statutory merger, which the Management of the Company determines will offer significant long-term growth potential. In the case of an equity position, the Company will seek to acquire primarily a majority owned and wholly owned capital stock position in such corporation. The Company is not restricted to any particular industry and may engage in any line of business. Accordingly, Management's discretion as to the type of businesses and equity investments is unlimited.

      Management assumes that any business to be acquired and/or equity investment made by the Company, whether directly or by way of statutory merger, will involve a business that is new and unseasoned, or a business that has been operating for a limited period of time and has a limited or unsuccessful record of revenues or earnings. Investments in start-up enterprises result in a higher risk of total loss of investment by the Company. Except in cases of a merger or other instances where stockholders' approval may be required by applicable law, the Company's stockholders will not have the opportunity to review the relative merits or weaknesses of any proposed business to be acquired or equity investment to be made and, accordingly, will have to rely upon the discretion of Management in selecting a business or investment.

      The Company has identified certain general policies which will be considered by the Company in evaluating business acquisition candidates and investment possibilities. These policies are listed below. In no event will the Company provide financing or take equity positions in companies where the aggregate of such investments would cause the Company to be required to register under the 1940 Act.

      1. The Company will examine the products or services of a business being considered to determine whether a market exists for the products or services and whether the business can manufacture and/or market the products or produce the services at a competitive cost.

      2. The Company will invest in a corporation that it believes has a strong potential for growth. The Company will evaluate the corporation's business and determine the quality and experience of its management.

     3. The Company may invest in an operating corporation that has experienced increases in gross revenues which exceed industry averages. The market for the corporation's products will be evaluated by determining the relationship of size, growth potential and competitive factors in that corporation's industry.

       4. The Company will also consider the following factors: (1) special risks associated with the business and the industry, (2) equity available to the business, (3) capital requirements of the business, (4) potential for profitability and
(5) the effect of market and economic conditions and governmental policies on the business and its products.

      It is unlikely that any one prospective corporation with which the Company may seek to enter a relationship will conform in all respects to the policies described above. Accordingly, this description is intended to serve only as a general guide for the Company's projected investment activities. These policies are not fundamental policies of the Company and may be changed at any time by the Company's Board of Directors.

     The Company intends to actively participate (through present Management or presently unidentified individuals who may be hired by the Company) in the management of the operations of any business or subsidiary in which it acquires an interest. In order to accomplish this objective in the case of a subsidiary, the Company will be represented on the board of directors of such target corporation through a nominee of its choice. In addition, where the Company deems it beneficial, the Company may also have a nominee of its choice elected as an officer. Such nominee is expected to be an officer or director of the Company. The objective of such acquisition(s) will be to enhance that corporation's capabilities through active management as well as financial support. The Company does not plan to enhance the value of such subsidiaries with the primary objective of resale of the subsidiary's stock, but rather to further the Company's long-term investment and management objectives.

     The Company anticipates that it will be brought into contact with a prospective business acquisition or equity investment primarily through the efforts of its officers, directors and principal stockholders who in the course of their professional activities and employment outside the Company, frequently come into contact with corporations whose products, services or concepts may be subject to successful development and marketing. In such connection, the Company may pay a finder's fee to such officers, directors, principal stockholders or their affiliates. Any such payment would not be higher than that which would ordinarily be paid to a non-affiliated person. The Company proposes to make a business acquisition or equity investment and to provide interim financing which will assist such organization in the development of these products, services and concepts. To date, the Company does not have any contracts or commitments with anyone or any firm with regard to these business activities. The Company also does not have any arrangements or understandings with respect to the acquisition of any business entity or the acquisition of any interest therein.

      The Company may use independent consultants (who may agree to receive stock of the Company in payment for their services in lieu of cash) to explore areas of, and to seek out, acquisition prospects. Such independent consultants would be expected to have such expertise or knowledge which would be of use to Management in any investment decision. The Company has not engaged any independent consultants as of March 25, 1996.

      At this time, Management believes the Company's equity investments will be made in private transactions with privately owned corporations. Securities acquired in this manner are restricted from public sale unless they are registered under the Securities Act of 1933, or unless an exemption from registration is available.

Government Regulation

      The Company may be subject to government regulations promulgated by various local, state and Federal government agencies with regard to its proposed business. Additionally, the Company, in the purchase of equity positions, will be subject to various rules and regulations promulgated by the Securities and Exchange Commission and the various state securities commissions. Company does not intend to engage in the business of investing, reinvesting, owning, holding or trading in securities or otherwise engaging in activities which would render the Company an "investment company" as defined in the Investment Company Act of 1940, as amended.

      The  Company's  financing activities  will  be  limited  by
Section 3(a)(3) of the Investment Company Act of 1940 in that the Company will not be permitted to own or propose to acquire investment securities having a total value exceeding 40% of the value of the Company's total assets (excluding government securities and cash items) on an unconsolidated basis. The Company is permitted under Section 3(a)(3) of the 1940 Act to own or propose to own securities of a majority owned subsidiary which is defined under Section 2(a)(24) of the 1940 Act to mean 50% or more of the outstanding securities of which are owned by the
Company or a majority owned subsidiary of the Company. Notwithstanding Section 3(a)(3) of the 1940 Act, the Company would not be considered an investment company where it is engaged directly or indirectly through a wholly-owned subsidiary (which is defined to mean at least 95% ownership of the outstanding voting stock), in a business or businesses, other than that of investing, owning, holding or trading in securities.

     In addition to the limitations by the Investment Company Act of 1940 as mentioned above, there are a number of other provisions of the Federal securities laws which will affect the Company's proposed investments.

      Most, if not all, of the securities which the Company acquires as equity investments will be "restricted securities" within the meaning of the Securities Act of 1933 ("Securities Act") and will not be permitted to be resold without compliance with the Securities Act. The registration of securities owned by the Company is likely to be a time consuming and expensive process, and the Company always bears the risk, because of these delays, that it will be unable to resell such securities, or that it will not be able to obtain an attractive price for the
securities.    In  the  event  the  Company  does  not   register
securities it acquires for sale, it will seek to rely upon an exemption from registration. Among other exemptions, Rule 144 of the Securities Act of 1933, as amended, imposes a two year holding period prior to the sale of restricted securities and established volume limitations on the amount of any restricted securities that can be sold within certain defined time periods.

Competition

      There are numerous similar companies which are larger, have more experience, and are better financed than the Company. The Company will thus assuredly encounter intense competition from numerous other firms engaged in its field. In view of the Company's lack of operating history, it may be anticipated that the Company will encounter intense competition seeking relatively more desirable equity investments. Accordingly, the Company's proposed equity investments, if any, will entail an unusually high degree of business and financial risk that may result in substantial losses to the Company.

Personnel

      The Company presently has no full-time employees. The day-to-day operations of the Company are managed by George Rubin, the

Company's President, who devotes such time to the affairs of the Company which is necessary for the performance of his duties.

Item 2.   Properties

      Currently the Company is utilizing the office space of  Mr.
George Rubin at no cost to the Company until an acquisition is consummated or a business is established. The amount of office space utilized by the Company is currently insignificant.

Item 3.   Legal Proceedings

      There are no material legal proceedings pending against the Company.

Item 4.   Submission of Matters to a Vote of Security Holders.

     Not Applicable.

                            PART II

Item   5.     Market  for  Registrant's  Securities  and  Related
Stockholder Matters.

      The Company completed its public offering of 758,570 Units in December 1986, each Unit consisting of one share of Common Stock and six Redeemable Common Stock Purchase Warrants. The Redeemable Warrants expired in July 1990. The Company received net proceeds of approximately $600,000 from the offering. From the completion of the Company's public offering until the present time, the Company's securities have been available to be traded in the over-the-counter market. The Company believes that there is not an active trading market for the Company's Common Stock and quotations for, and transactions in the securities are sporadic. Price quotations for prior periods are not being supplied herein because in view of the infrequent trading in the securities, they would not be meaningful.

      Management has been advised by its transfer agent (American
Stock Transfer Company) that the approximate number of holders of the Company's Common Stock as of March 25, 1996 was 335.

      No  cash  dividends have been paid by the  Company  on  its
Common   Stock  and  no  such  payment  is  anticipated  in   the
foreseeable future.

      Of the Company's issued and outstanding 6,548,870 shares of Common Stock as of March 25, 1996, 5,790,300 shares of the Company's restricted Common Stock may be sold in compliance with Rule 144. Rule 144 provides among other things and subject to certain limitations that a person holding restricted securities for a period of two years may sell those securities in brokerage transactions, in an amount equal to at least 1% of the Company's outstanding Common Stock every three months. Possible or actual sales of the Company's Common Stock under Rule 144 may have a depressive effect upon the price of the Company's Common Stock.

Broker-Dealer Sales of Company's Registered Securities.

      Except where the Company's Common Stock has a market price of at least $5.00 per share, the Company's Registered Securities are covered by a Securities and Exchange Commission ("SEC") rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule affects the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in the secondary market.

      The SEC recently adopted seven rules ("Rules") under the Securities Exchange Act of 1934 requiring broker/dealers engaging in certain recommended transactions with their customers in specified equity securities falling within the definition of "penny stock" (generally non-NASDAQ securities priced below $5 per share) to provide to those customers certain specified information. Unless the transaction is exempt under the Rules, broker/dealers effecting customer transactions in such defined penny stocks are required to provide their customers with: (1) a risk disclosure document; (2) disclosure of current bid and ask quotations, if any; (3) disclosure of the compensation of the broker/dealers and its salesperson in the transaction; and
(4) monthly account statements showing the market value of each penny stock held in the customer's account. These SEC Rules were adopted in April, 1992 pursuant to the requirements of the Securities Enforcement Remedies and Penny Stock Reform Act of 1990 ("Penny Stock Act").

      As a result of the aforesaid rules regulating penny stocks, the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the Company's securities in the secondary market.

Item 6.   Selected Financial Data.

     Consolidated Statements of Operations Summary:

            Year Ended   Year Ended   Year Ended   Year Ended   Year Ended
            December 31, December 31, December 31, December 31, December 31
               1994        1993          1992         1991         1995
Net Sales   $    -0-     $    -0-     $    -0-     $     -0-    $    -0-
Net Income  $  3,204     $ (2,438)    $ (12,369)   $  (2,870)   $ (3,875)
(Loss)
Net Income
(Loss) Per
Common         *             *            *              *           *
Share

  * Less than $.01 per share.

        Consolidated Balance Sheets Summary:

           December 31, December 31, December 31, December 31, December 31
               1995         1994         1993         1992         1991
Working
Capital    $268,345(1)  $264,962(1)  $267,208(1)  $220,635     $223,129

Total
Share-
holders'
Equity     $209,595     $206,391     $208,829     $221,198     $224,068

Total
Assets     $274,734     $269,281     $271,300     $282,159     $285,823

   ____________________
  (1) If accrued salary which is not included in current liabilities were paid, working capital would have been reduced by $58,750 to $209,595 at December 31, 1995, $210,352 at December 31, 1994
      and $208,458 at December 31, 1993.

     The foregoing is selected financial information only, and is qualified by the consolidated Financial Statements and the Notes thereto, in their entirety, which are set forth elsewhere herein.

Item  7.    Managements  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.

Results of Operations

      During the past three years, except for interest income, no revenues were received by the Company. The Company is presently exploring various business opportunities that may be available to it. See "Item 1."

Liquidity and Capital Resources

     Financing of the Company's activities has been provided from the public sale of its securities for cash amounting to a net of approximately $600,000. At December 31, 1995, the Company's working capital amounted to $268,345 with cash and cash equivalent assets of $272,574. The Company believes that its presently available cash and cash equivalents are sufficient to fund the Company's search for a business opportunity. If successful in entering into such a business opportunity, the Company may require additional financing. No assurances can be given that the Company will be successful in entering into a business opportunity and if successful in securing additional financing for the Company on terms satisfactory to it, if at all.
      There are no material commitments for capital expenditures or other long term credit arrangements.

Item 8.   Financial Statements and Supplementary Data.

      The information required by Item 8, appears at pages F-1 through F-9 (inclusive) of this Report, which pages follow this page.

Item  9.    Changes  in  and Disagreements  with  Accountants  on
Accounting and Financial Disclosure.

                    Not applicable.

                 INDEX TO FINANCIAL STATEMENTS





                                                         PAGE

INDEPENDENT AUDITORS' REPORT                              F-1


CONSOLIDATED BALANCES SHEETS                              F-2


CONSOLIDATED STATEMENTS OF OPERATIONS                     F-3


CONSOLIDATED STATEMENTS OF CASH FLOWS                     F-4


CONSOLIDATED STATEMENTS OF CHANGES IN
 STOCKHOLDERS' EQUITY                                     F-5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             F-6 - F-7

                  INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
National Diversified Services, Inc.
New York, New York


We have audited the accompanying consolidated balance sheets of National Diversified Services, Inc. and Subsidiaries as at December 31, 1995 and 1994, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Diversified Services, Inc. and Subsidiaries as at December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                   MILLER, ELLIN & COMPANY
                                   CERTIFIED PUBLIC ACCOUNTANTS


New York, New York
March 18, 1996

      NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS



                             ASSETS

                                                DECEMBER 31,
                                             --------------------
                                               1995        1994
                                             --------    --------
CURRENT ASSETS:
 Cash and cash equivalents                   $272,574    $269,102
 Interest receivable                            2,160          -
                                             --------    --------
       Total current assets                  $274,734    $269,102
                                             ========    ========

PROPERTY AND EQUIPMENT, at cost, net of
 accumulated depreciation of $1,534 in 1995
 and $1,356 in 1994 (Note A)                       -          179
                                             --------    --------
       TOTAL                                 $274,734    $269,281
                                             ========    ========
                          LIABILITIES

CURRENT LIABILITIES:
 Accounts payable and accrued expenses         $6,389      $4,140
                                             --------    --------
       Total current liabilities                6,389       4,140

ACCRUED SALARIES - officer (Note B)            58,750      58,750
                                             --------    --------
       Total liabilities                       65,139      62,890
                                             --------    --------

                      STOCKHOLDERS' EQUITY

Common stock, $.001 par value
 authorized 30,000,000 shares, issued
 6,553,870 shares in 1995 and 1994              6,554       6,554
Additional paid-in capital                    705,755     705,755
                                             --------    --------
       Total                                  712,309     712,309

Deficit                                      (502,709)   (505,913)
                                             ---------   --------
                                              209,600     206,396
Less 5,000 shares of treasury stock, at cost        5           5
                                             --------    --------
       Total stockholders' equity             209,595     206,391
                                             --------    --------
       TOTAL                                 $274,734    $269,281
                                             ========    ========

  See accompanying notes to consolidated financial statements

      NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF OPERATIONS





                                           YEARS ENDED DECEMBER 31,
                                        -------------------------------
                                          1995       1994        1993
                                        --------   --------    --------

Interest income                          $16,513     $12,375      $8,582
                                        --------    --------    --------
       Total income                       16,513      12,375       8,582

General and administrative expenses       13,309      14,813      20,951
                                        --------    --------    --------
NET  INCOME (LOSS)                       $ 3,204     $(2,438)   $(12,369)
                                        ========    ========    ========

Net income (loss) per share, based on
 the weighted average shares
 outstanding                             $ -   *     $ -   *    $ -   *


Number of shares used to compute
 Net  income (loss) per share (Note D)  6,548,870  6,548,870   6,548,870
                                        =========  =========   =========

* Less than $.01 per share









  See accompanying notes to consolidated financial statements

      NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS







                                                      YEARS ENDED DECEMBER 31,
                                                      1995      1994      1993
Cash flows from operating activities:
 Net  income  (loss)                                $3,204   $(2,438) $(12,369)
                                                   -------   --------  --------
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                       179       192       193
   Changes in assets and liabilities:
     Interest receivable                            (2,160)       -         -
     Prepaid  expenses  and other current  assets       -         -      2,355
     Accounts  payable  and accrued  expenses        2,249       419     1,509
                                                   -------   -------   -------
       Total adjustments                               268       611     4,057
                                                   -------   -------   -------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                3,472    (1,827)   (8,312)
                                                   -------   -------   -------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                    3,472    (1,827)   (8,312)

CASH  AND CASH EQUIVALENTS - beginning of year     269,102   270,929   279,241
                                                  --------  --------  --------
CASH  AND CASH EQUIVALENTS - end of year          $272,574  $269,102  $270,929
                                                  ========  ========  ========








  See accompanying notes to consolidated financial statements

           NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

               YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                         COMMON STOCK        ADDITIONAL         TREASURY
                       $.001 PAR VALUE        PAID-IN             STOCK
                      SHARES    AMOUNT   CAPITAL   DEFICIT    SHARES   COST
BALANCE AT
 January 1, 1993    6,553,870   $6,554  $705,755  $(491,106)  5,000    $ 5

Net loss for year          -        -         -     (12,369)     -       -
                    ---------   ------  --------   --------   -----    ---
BALANCE AT
 December 31, 1993  6,553,870    6,554   705,755   (503,475)  5,000      5

Net loss for year          -        -         -      (2,438)     -      -
                    ---------   ------  --------   --------   -----    ---
BALANCE AT
 December 31, 1994  6,553,870    6,554   705,755   (505,913)  5,000      5

Net income for year        -        -         -       3,204      -      -
                    ---------   ------  --------   ---------  -----    ---
BALANCE AT
 December 31, 1995  6,553,870   $6,554  $705,755  $(502,709)  5,000    $ 5
                    =========   ======  ========  ==========  =====    ===










       See accompanying notes to consolidated financial statements

           NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            DECEMBER 31, 1995





     NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization and History

       The  Company  was  organized under the laws  of  the  State  of
       Delaware on May 30, 1985 and was in the development stage until 1989. During November 1989, the Company began setting up operations to import to the United States products for sale principally to the hardware and construction markets. Two wholly-owned subsidiaries were formed to conduct these operations. The Company commenced operations during the first three months of 1990 and began billing its customers in April 1990. Billings to customers ended in June 1990 and the
       Company terminated its import business. Currently, the Company is exploring various business opportunities that may be available to it.

       Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and its subsidiaries, which are all wholly-owned and totally inactive. All significant intercompany accounts and transactions have been eliminated in consolidation.

       Concentrations of Credit Risk

       The Company places its cash balances with high credit quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit.

       Property, Plant and Equipment and Depreciation

       Property, plant and equipment are being depreciated primarily by accelerated methods over the estimated useful lives of the individual classes of assets.

       Cash Equivalents

       Cash   equivalents  comprised  an  investment   in   short-term
       commercial paper with a maturity of less than ninety days.

       Income Taxes

       Effective January 1, 1993, the Company changed its method of accounting for income taxes to comply with SFAS No. 109, "Accounting for Income Taxes." A requirement of SFAS No. 109 is that deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the currently enacted tax rate expected to be in effect when the taxes are actually paid or recovered.

           NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            DECEMBER 31, 1995





     NOTE B - ACCRUED SALARIES - OFFICER

       Accrued salaries, officer represents $58,750 for the period December 1986 to November 22, 1989.


     NOTE C - INCOME TAXES

       At December 31, 1995, the Company had net operating loss carryforwards of approximately $460,000 which expire from 2001 through 2010. In accordance with SFAS No. 109 (Note A), these operating loss carryforwards result in deferred tax assets to the Company. Management is uncertain as to the utilization of these loss carryforwards and has provided for a 100% valuation allowance for such deferred tax assets as follows:

          Federal net operating loss carryforwards  $   138,000
          State net operating loss carryforwards         55,000
                                                       --------
            Total                                       193,000
            Less valuation allowance                    193,000
                                                       --------
            Net deferred tax assets                      $-0-
                                                       ========

     NOTE D - NET INCOME (LOSS) PER SHARE

       Net income (loss) per share is based on the weighted average number of shares of common stock outstanding.

                 PART III

Item 10.  Directors and Executive Officers of the Registrant.

     (a)  Identification of Directors

           The names, ages and principal occupations of the Company's present directors, and the date on which their term of office commenced and expires, are as follows:

                                        First
                              Term of   Became    Principal
        Name          Age      Office   Director  Occupation

George Rubin          68       (1)      1989      Chairman of the
                                                  Board of ATC
                                                  Environmental
                                                  Inc.

Stacy Goldberg        33       (1)      1995      Office Manager
                                                  of ATC Environ-
                                                  mental Inc.
__________________
(1) Directors are elected at the annual meeting of stockholders and hold office to the following annual meeting.

     (b)  Identification of Executive Officers.

      George Rubin is Chairman of the Board of Directors, President, Chief Executive Officer, Principal Financial Officer and Treasurer of the Company. Stacy Goldberg is Secretary of the Company. George Rubin is the father of Stacy Goldberg and Morry
F. Rubin, a principal stockholder. The Company's By-Laws provide that the terms of all officers expire at the annual meeting of directors following the annual stockholders meeting.

     (c)  Business Experience

      George Rubin has been Chairman of the Board of Directors of the Company since December 1989 and President, Chief Executive Officer and Chief Financial and Accounting Officer and Treasurer of the Company since August 1995. George Rubin is Chairman of the Board of ATC Environmental Inc. since June 1988. Mr. Rubin is responsible for assisting in long and short term financial planning including reviewing budgets, liaison with financial institutions and in charge of merger and acquisition activities. Mr. Rubin served as President, Treasurer and a director of Staff Builders, Inc. from its organization in 1961 to May, 1987 and as a consultant from May, 1987 to August, 1987. Staff Builders, Inc., was then a publicly held corporation with over $100,000,000 in revenues operating through 100 offices (including franchises), engaged in the business of providing temporary personnel primarily in the health care field. Mr. Rubin devotes such time to the Company as is necessary for the performance of his duties.

      Stacy  Goldberg, a director and Secretary  of  the  Company
since   August   1995,  has  been  an  Office  Manager   of   ATC
Environmental Inc. for more than the past five years.

Principal Stockholder and Founder

      Morry F. Rubin has been President, Chief Executive Officer, Treasurer and a director of ATC Environmental Inc. since January 1988. Mr. Rubin also served as President, Chief Executive Officer and Treasurer of Aurora from May 1985 through June 1995, and as a director of Aurora from September 1983 through June 1995. From June 1985 to August 1995, Mr. Rubin served as an executive officer and director of the Company. From June 1981 to May 1987, Mr. Rubin was employed in sales and as director of acquisitions for Staff Builders, Inc.

Item 11.  Executive Compensation.

      During  1995,  no  executive  officer  has  any  employment contract with the Company or received any cash or other compensation. The Company presently has an incentive and non-statutory stock option plan; however, no options have been granted under the plan. See "Stock Option Plan." Directors do not presently receive compensation for serving on the board, although the Company will reimburse its directors for out-of-pocket travel expenditures. Depending upon the number of meetings and the time required for the Company's operations, the Company may decide to compensate its directors in the future.

Stock Option Plan

      On June 30, 1985, the Board of Directors of the Company adopted a Stock Option Plan (the "Plan") which was ratified by the stockholders of the Company on September 19, 1985. As of March 25, 1996, no options have been granted under the Plan. The Plan covers 250,000 shares of Common Stock and is intended to strengthen the Company's ability to attract and retain in its employ, and in the employ of its subsidiaries, people of training, experience and ability and to attract other persons to become associated with, and/or to maintain their association with, the Company in various capacities other than that of an employee, by affording such employees and other persons an opportunity to hold a proprietary interest in the Company and/or to increase their existing proprietary interest. The Plan authorizes the issuance of the options covered thereby as either "Incentive Stock Options" within the meaning of the Internal Revenue Code or as "Non-Statutory Stock Options." While directors are eligible to receive Non-Statutory Options, only persons who are within the class eligible to receive an Incentive Option under the provisions of applicable law may be granted an Incentive Option.

       The  Plan  is  administered  by  the  Company's  Board  of
Directors, which has the authority to determine the persons to whom options shall be granted, whether any particular option shall be an Incentive Option or a Non-Statutory Option, the number of shares to be covered by each option, the time or times at which options will be granted or may be exercised and the other terms and provisions of the options. The Plan also provides that: (i) the exercise price of options granted thereunder shall not be less than 100% (or in the case of an Incentive Option, 110% if the optionee owns 10% or more of the outstanding voting securities of the Company) of the fair market value of such shares on the date of grant, as determined by the Board, and (ii) no option by its terms may be exercised more than ten years (five years in the case of an Incentive Option, where the optionee owns 10% or more of the outstanding voting securities of the Company) after the date of grant. Any options which are canceled or not exercised within the option period become available for future grants.

Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management.

     As of March 25, 1996, the only persons of record who held or were known to own (or believed by the Company to own) beneficially more than 5% of the outstanding 6,548,870 shares of Common Stock of the Company (the only voting security) were as indicated in the table below. Such table also sets forth the beneficial ownership of executive officers, directors, both individually and as a group.

                                             Approximately
                              Number of      Percent
          Name                Shares         of Class

    Morry F. Rubin
    (1)(2)(3)                 2,403,000           36.7

    George Rubin (1)(2)(3)    2,383,000           36.4

    Stacy Goldberg (3)          -0-               -0-

    All officers and
     directors as a
     group (two persons)      2,383,000           36.4

(1) May be deemed to be a founder, control person or affiliate of the Company under the Securities Act of 1933, as amended.
(2) George Rubin is the father of Morry F. Rubin and Stacy Goldberg. Shares owned by George Rubin do not include shares owned by Morry F. Rubin and shares owned by Morry F. Rubin do not include shares owned by George Rubin.

(3)  All  addresses  are 104 East 25th Street, Tenth  Floor,  New
     York, New York 10010.

      The Company does not know of any arrangement or pledge of its securities by persons now considered in control of the

Company that might result in a change of control of the Company.

Item 13.  Certain Relationships and Related Transactions.

                None.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

     (a)(1)(2) Financial Statements and Financial Statement
               Schedules.

             A  list  of  the Financial Statements and  Financial
Statement Schedules filed as a part of this Report is set forth in Item 8, and appears at Page F-1 of this Report; which list is incorporated herein by reference.

     (a)(3)    Exhibits

                     3          Certificate of Incorporation  and
               Amendments          thereto (1)

            3(A)    By-Laws (1)

            21   Subsidiaries  of Registrant (2)

            27    Financial Data Schedule (3)
________________________
(1) Exhibits 3 and 3(A) are incorporated by reference from Registration No. 99080 which were filed in a Registration
     Statement on Form S-18.

(2)  The Company had no active subsidiaries during the year ended
     December 31, 1995.

(3)  Filed herewith.

     (b)    Reports on Form 8-K.

             No Form 8-K was filed or required to be filed during the fourth quarter of 1995.

                           SIGNATURES

      Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    NATIONAL DIVERSIFIED SERVICES, INC.


                          BY:/s/ George Rubin
                               George  Rubin,  Chairman  of   the
                 Board,
                      President, Chief Executive Officer,
                      Chief Financial and Accounting Officer


Dated:  March 28, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                    Title                    Date

                           Chairman of the Board
                           President, Chief
                           Executive Officer,
                           Treasurer, Principal
                           Financial and
/s/ George Rubin           Accounting Officer         March 28, 1996
GEORGE RUBIN



/s/ Stacy Goldberg         Director and Secretary     March 28, 1996
STACY GOLDBERG