Form 10-Q
period 1996-03-31
NATIONAL DIVERSIFIED SERVICES INC
filed 1996-05-15
CIK 772784

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-Q

 [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended March 31, 1996

                               OR

 [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from January 1, 1996 to March 31, 1996

Commission File Number:  2-99080

               NATIONAL DIVERSIFIED SERVICES, INC.
     (Exact name of Registrant as specified in its charter)

          Delaware                             11-2820379
- ---------------------------            --------------------------
(State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)         Identification No.)

c/o Lester Morse P.C.
111 Great Neck Road, Suite #420
Great Neck, New York                                     11021
- ---------------------------                           -----------
(Address of principal executive offices)              (Zip  Code)

Registrant's telephone number,
including area code:                               (516) 487-1419
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

                       Yes  x .   No ___.



6,548,870  Common  Shares,  $.001  par  value  were  issued   and
- -----------------------------------------------------------------
outstanding at March 31, 1996.
- ------------------------------

              NATIONAL DIVERSIFIED SERVICES, INC.


                             INDEX



Page
                                                           Number

PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets                      3
                 March 31, 1996 (Unaudited) and
                 December 31, 1995

               Consolidated Statements of Operations            4
                 Three Months ended March 31,
                 1996 and March 31, 1995 (Unaudited)

               Consolidated Statements of Cash Flows            5
                 Three Months Ended March 31, 1996 and
                  March 31, 1995 (Unaudited)

               Notes to Financial Statements (Unaudited)        6

     Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                     7

PART II.  OTHER INFORMATION                                     8


SIGNATURES                                                      9

      NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS


                             ASSETS

                                                    MARCH 31, DECEMBER 31,
                                                      1996        1995
                                                  ----------  ------------
                                                  (Unaudited)  (Audited)
CURRENT ASSETS:
 Cash and cash equivalents                          $ 272,848    $ 272,574
 Interest receivable                                      732        2,160
                                                    ---------    ---------
          Total current assets                        273,580      274,734

PROPERTY AND EQUIPMENT, at cost, net of
 accumulated depreciation of $1,534 at March 31,
 1996 and at December 31, 1995                              -            -
                                                    ---------    ---------
          TOTAL                                     $ 273,580    $ 274,734
                                                    =========    =========
                          LIABILITIES

CURRENT LIABILITIES:
 Accounts payable and accrued expenses              $   5,353    $   6,389
                                                    ---------    ---------
          Total current liabilities                     5,353        6,389

ACCRUED SALARIES - officer                             58,750       58,750
                                                    ---------    ---------
          Total liabilities                            64,103       65,139
                                                    ---------    ---------


                         STOCKHOLDERS' EQUITY

Common stock, $.001 par value; authorized
 30,000,000 shares, issued 6,553,870 shares             6,554        6,554
Additional paid-in capital                            705,755      705,755
                                                    ---------    ---------
          Total                                       712,309      712,309

Deficit                                              (502,827)    (502,709)
                                                    ---------    ---------
                                                      209,482      209,600
Less: 5,000 shares of treasury stock, at cost               5            5
                                                    ---------    ---------
          Total stockholders' equity                  209,477      209,595
                                                    ---------    ---------
          TOTAL                                     $ 273,580    $ 274,734
                                                    =========    =========

         NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)

                                                             THREE
                                                         MONTHS ENDED
                                                           MARCH 31,
                                                    ----------------------
                                                       1996        1995
                                                    ---------    ---------
REVENUES - interest                                 $   3,633    $   3,538


GENERAL AND ADMINISTRATIVE EXPENSES                     3,752        3,190
                                                    ---------    ---------


NET INCOME (LOSS)                                   $    (119)   $     348
                                                    =========    =========


NET INCOME (LOSS) PER SHARE, BASED ON THE
 WEIGHTED AVERAGE SHARES OUTSTANDING                $     -  *   $     -  *
                                                    =========    =========

NUMBER OF SHARES USED TO COMPUTE INCOME
 (LOSS) PER SHARE                                   6,548,870    6,548,870
                                                    =========    =========



*Less than $.01 per share

           NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                             THREE
                                                         MONTHS ENDED
                                                            MARCH 31,
                                                    ----------------------
                                                       1996        1995
                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                  $    (119)   $     348
 Adjustments to reconcile net income (loss)         ---------    ---------
  to net cash provided by operating activities:
   Depreciation and amortization                            -           45
   Changes in assets and liabilities:
     Accounts payable and accrued expenses             (1,036)       1,484
     Interest receivable                                1,429           -
                                                    ---------    ---------
          Total adjustments                               393        1,529
                                                    ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 274        1,877
                                                    ---------    ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                   274        1,877

CASH AND CASH EQUIVALENTS - beginning                 272,574      269,102
                                                    ---------    ---------
CASH  AND CASH EQUIVALENTS - ending                 $ 272,848    $ 270,979
                                                    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for income taxes                         $     404    $     421
                                                    =========    =========

 Cash paid for interest                             $      -     $     -
                                                    =========    =========

           NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 1996
                               (Unaudited)





NOTE 1 - BASIS OF PRESENTATION

  The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the consolidated financial statements of the Company at December 31, 1995, included in its annual report on Form 10-K. Such statements should be read in conjunction with the data herein.


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


NOTE 4 - ACCRUED SALARIES - OFFICER

  Accrued  salaries - officer represents $58,750 for  the  period
  December 1986 to November 22, 1989.

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

Results of Operations

      During the three months ended March 31, 1996, the Company had no revenues other than interest income since the Company terminated its import and sale business operations in 1990. The Company is presently exploring various business opportunities that may be available to it. No assurances can be given that the Company will be successful in completing a transaction to acquire an operating business.

Liquidity and Capital Resources

     Financing of the Company's activities has been provided from the public sale of its securities for cash amounting to a net of approximately $600,000. At March 31, 1996, the Company's working capital amounted to $268,227 with cash assets of $272,848. Management believes that its cash assets are adequate to meet the Company's short term and long term liquidity and cash requirements until such time, if ever, as the Company completes a transaction to establish an operating business.

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

          (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.


              NATIONAL DIVERSIFIED SERVICES, INC.



                           SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              NATIONAL DIVERSIFIED SERVICES, INC.

(Registrant)


Dated: May 15, 1996               /s/George Rubin
                                George Rubin, President, Chief
                                   Executive, Financial and
                                   Accounting Officer