Form 10-Q
period 1996-06-30
NATIONAL DIVERSIFIED SERVICES INC
filed 1996-08-19
CIK 772784

PAGE

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-Q

 [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended June 30, 1996

                               OR

 [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ___________

Commission File Number:  2-99080

               NATIONAL DIVERSIFIED SERVICES, INC.
     (Exact name of Registrant as specified in its charter)

          Delaware                             11-2820379
- ---------------------------            --------------------------
(State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)         Identification No.)

c/o Lester Morse P.C.
111 Great Neck Road, Suite #420
Great Neck, New York                                     11021
- ---------------------------           ---------------------------
(Address of principal executive offices)              (Zip  Code)

Registrant's telephone number,
including area code:                               (516) 487-1419
                                                   --------------
                            Not Applicable
- -----------------------------------------------------------------
(Former name, former address and former fiscal year if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  x .   No ___.



6,548,870  Common  Shares,  $.001  par  value  were  issued   and
- -----------------------------------------------------------------
outstanding at June 30, 1996.
- -----------------------------
PAGE

              NATIONAL DIVERSIFIED SERVICES, INC.


                             INDEX



                                                           Page
                                                           Number


PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets                      3
                 June 30, 1996 (Unaudited) and
                 December 31, 1995

               Consolidated Statements of Operations            4
                 Three and Six Months ended June 30,
                 1996 and June 30, 1995 (Unaudited)

               Consolidated Statements of Cash Flows            5
                 Six Months Ended June 30, 1996 and
                  June 30, 1995 (Unaudited)

               Notes to Financial Statements (Unaudited)        6

     Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                     7

PART II.  OTHER INFORMATION                                     8


SIGNATURES                                                      9

EXHIBIT                                                        10

                                2
PAGE

      NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS


                             ASSETS

                                                   JUNE 30,   DECEMBER 31,
                                                     1996        1995
                                                  ----------  ------------
                                                  (Unaudited)  (Audited)
CURRENT ASSETS:
 Cash and cash equivalents                          $ 275,750    $ 272,574
 Interest receivable                                      777        2,160
                                                    ---------    ---------
          Total current assets                        276,527      274,734

                                                    ---------    ---------
          TOTAL                                     $ 276,527    $ 274,734
                                                    =========    =========
                          LIABILITIES

CURRENT LIABILITIES:
 Accounts payable and accrued expenses              $   8,346    $   6,389
                                                    ---------    ---------
          Total current liabilities                     8,346        6,389

ACCRUED SALARIES - officer                             58,750       58,750
                                                    ---------    ---------
          Total liabilities                            67,096       65,139
                                                    ---------    ---------

                         STOCKHOLDERS' EQUITY

Common stock, $.001 par value; authorized 30,000,000
 shares, issued 6,553,870 shares                        6,554        6,554
Additional paid-in capital                            705,755      705,755
                                                    ---------    ---------
          Total                                       712,309      712,309

Deficit                                              (502,873)    (502,709)
                                                    ---------    ---------
                                                      209,436      209,600
Less: 5,000 shares of treasury stock, at cost               5            5
                                                    ---------    ---------
          Total stockholders' equity                  209,431      209,595
                                                    ---------    ---------
          TOTAL                                     $ 276,527    $ 274,734
                                                    =========    =========
                                3
PAGE

         NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)

                                                              SIX                     THREE
                                                         MONTHS ENDED             MONTHS ENDED
                                                            JUNE 30,                JUNE 30,
                                                    ----------------------    ----------------------
                                                       1996        1995          1996        1995
                                                    ---------    ---------    ---------    ---------
REVENUES - interest                                 $   7,254    $   7,647    $   3,621    $   4,109


GENERAL AND ADMINISTRATIVE EXPENSES                     7,418        7,013        3,666        3,823
                                                    ---------    ---------    ---------    ---------


NET INCOME (LOSS)                                   $    (164)   $     634    $     (45)   $     286
                                                    =========    =========    =========    =========


NET INCOME (LOSS) PER SHARE, BASED ON THE
 WEIGHTED AVERAGE SHARES OUTSTANDING                $     -  *   $     -  *   $     -  *   $     -  *
                                                    =========    =========    =========    =========

NUMBER OF SHARES USED TO COMPUTE INCOME
 (LOSS) PER SHARE                                   6,548,870    6,548,870    6,548,870    6,548,870
                                                    =========    =========    =========    =========


*Less than $.01 per share
                                4
PAGE

           NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                              SIX
                                                         MONTHS ENDED
                                                           JUNE 30,
                                                    ----------------------
                                                       1996        1995
                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                  $    (164)   $     634
 Adjustments to reconcile net income (loss)         ---------    ---------
  to net cash provided by operating activities:
   Depreciation and amortization                            -           90
   Changes in assets and liabilities:
     Interest receivable                                1,383            -
     Accounts payable and accrued expenses              1,957        1,742
                                                    ---------    ---------
          Total adjustments                             3,340        1,832
                                                    ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES               3,176        2,466
                                                    ---------    ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                 3,176        2,466

CASH AND CASH EQUIVALENTS - beginning                 272,574      269,102
                                                    ---------    ---------
CASH  AND CASH EQUIVALENTS - ending                 $ 275,750    $ 271,568
                                                    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for income taxes                         $     404    $     421
                                                    =========    =========

 Cash paid for interest                             $      -     $     -
                                                    =========    =========
                                5
PAGE

           NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              JUNE 30, 1996
                               (Unaudited)


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

                                6
PAGE

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

Results of Operations

      During the six months ended June 30, 1996, the Company had no revenues other than interest income since the Company terminated its import and sale business operations in 1990. The Company is presently exploring various business opportunities that may be available to it. No assurances can be given that the Company will be successful in completing a transaction to acquire an operating business.

Liquidity and Capital Resources

     Financing of the Company's activities has been provided from the public sale of its securities for cash amounting to a net of approximately $600,000. At June 30, 1996, the Company's working capital amounted to $268,181 with cash assets of $275,750. Management believes that its cash assets are adequate to meet the Company's short term and long term liquidity and cash requirements until such time, if ever, as the Company completes a transaction to establish an operating business.

                                7
PAGE

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

Item 4.   Submission of Matters to a Vote of Security Holders:

          None

Item 5.   Other Information:       None

Item 6.   Exhibits and Reports on Form 8-K:

          (a)  Exhibits

               11   Earning Per Share - See Consilidated
                    Statements of Operations

               27   Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.


                                8
PAGE

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





                              NATIONAL DIVERSIFIED SERVICES, INC.
                              -----------------------------------
                                           (Registrant)




Dated: August 16, 1996            /s/George Rubin
                                ---------------------------------
                                George Rubin, President, Chief
                                   Executive, Financial and
                                   Accounting Officer

                                9
PAGE