Form 10-Q
period 1996-09-30
NATIONAL DIVERSIFIED SERVICES INC
filed 1996-11-13
CIK 772784

PAGE

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-Q

 [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended September 30, 1996

                               OR

 [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ___________

Commission File Number:  2-99080

               NATIONAL DIVERSIFIED SERVICES, INC.
     (Exact name of Registrant as specified in its charter)

          Delaware                             11-2820379
---------------------------            --------------------------
(State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)         Identification No.)

c/o Lester Morse P.C.
111 Great Neck Road, Suite #420
Great Neck, New York                                     11021
---------------------------           ---------------------------
(Address of principal executive offices)              (Zip  Code)

Registrant's telephone number,
including area code:                               (516) 487-1419
                                                   --------------
                            Not Applicable
-----------------------------------------------------------------
(Former name, former address and former fiscal year if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  x .   No ___.



6,548,870  Common  Shares,  $.001  par  value  were  issued   and
-----------------------------------------------------------------
outstanding at September 30, 1996.
---------------------------------
PAGE

              NATIONAL DIVERSIFIED SERVICES, INC.


                             INDEX



                                                           Page
                                                           Number


PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets                      3
                 September 30, 1996 (Unaudited) and
                 December 31, 1995

               Consolidated Statements of Operations            4
                 Three and Nine Months ended September 30,
                 1996 and September 30, 1995 (Unaudited)

               Consolidated Statements of Cash Flows            5
                 Nine Months Ended September 30, 1996 and
                 September 30, 1995 (Unaudited)

               Notes to Financial Statements (Unaudited)        6

     Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                     7

PART II.  OTHER INFORMATION                                     8


SIGNATURES                                                      9

EXHIBIT                                                        10

                                2
PAGE

NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS


                             ASSETS

                                                                           SEPTEMBER 30,        DECEMBER 31,
                                                                               1996                  1995
                                                                            (Unaudited)            (Audited)
CURRENT ASSETS:
   Cash and cash equivalents                                               $   279,420           $   272,574
   Interest receivable                                                             961                 2,160
                                                                           -----------           -----------

                  Total current assets                                         280,381               274,734
                                                                           -----------           -----------

                  TOTAL                                                    $   280,381           $   274,734
                                                                           ===========           ===========


                                                     LIABILITIES

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                   $    11,079           $     6,389
                                                                           -----------           -----------

                  Total current liabilities                                     11,079                 6,389

ACCRUED SALARIES - officer                                                      58,750                58,750
                                                                           -----------           -----------

                  Total liabilities                                             69,829                65,139
                                                                           -----------           -----------


                                                STOCKHOLDERS' EQUITY

Common stock, $.001 par value; authorized 30,000,000
   shares, issued 6,553,870 shares                                               6,554                 6,554
Additional paid-in capital                                                     705,755               705,755
                                                                           -----------           -----------
                  Total                                                        712,309               712,309

Deficit                                                                       (501,752)             (502,709)
                                                                           -----------           -----------
                                                                               210,557               209,600
Less:  5,000 shares of treasury stock, at cost                                       5                     5
                                                                           -----------           -----------

                  Total stockholders' equity                                   210,552               209,595
                                                                           -----------           -----------

                  TOTAL                                                    $   280,381           $   274,734
                                                                           ===========           ===========


                                3
PAGE

         NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)


                                                                                 NINE                             THREE
                                                                             MONTHS ENDED                     MONTHS ENDED
                                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                                         1996           1995              1996           1995
                                                                     ---------------------------     ---------------------------

REVENUES - interest                                                  $     11,231   $     11,629     $       3,977   $      3,982


GENERAL AND
   ADMINISTRATIVE EXPENSES                                                 10,274          9,546             2,856          2,533
                                                                     ------------   ------------     -------------   ------------


NET INCOME                                                           $        957   $      2,083     $       1,121   $      1,449
                                                                     ============   ============     =============   ============


NET INCOME PER SHARE, BASED ON THE
   WEIGHTED AVERAGE SHARES OUTSTANDING                               $      -   *   $      -   *     $       -   *   $      -   *
                                                                     ============   ============     =============   ============


NUMBER OF SHARES USED TO COMPUTE
   INCOME PER SHARE                                                     6,548,870      6,548,870         6,548,870      6,548,870
                                                                     ============   ============     =============   ============



*Less than $.01 per share
                                4
PAGE

           NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                                                NINE
                                                                                            MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                         1996          1995
                                                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $        957   $      2,083
                                                                                     ------------   ------------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                         -               136
       Changes in assets and liabilities:
         Interest receivable                                                                1,199           -
         Accounts payable and accrued expenses                                              4,690          2,148
                                                                                     ------------   ------------

                  Total adjustments                                                         5,889          2,284
                                                                                     ------------   ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   6,846          4,367
                                                                                     ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                     6,846          4,367

CASH AND CASH EQUIVALENTS - beginning                                                     272,574        269,102
                                                                                     ------------   ------------

CASH AND CASH EQUIVALENTS - ending                                                   $    279,420   $    273,469
                                                                                     ============   ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                                        $        404   $       -
                                                                                     ============   ============

   Cash paid for interest                                                            $       -      $       -
                                                                                     ============   ============

PAGE

           NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             SEPTEMBER 30, 1996
                                (Unaudited)





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


NOTE 3 - CASH EQUIVALENTS

  Cash equivalents consist of an investment in short-term commercial paper with maturities of less than ninety days.


NOTE 4 - ACCRUED SALARIES - OFFICER

  Accrued salaries - officer represents $58,750 for the period December 1986 to November 22, 1989.


                                6
PAGE

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

Results of Operations

     During the Nine months ended September 30, 1996, the Company had no revenues other than interest income since the Company terminated its import and sale business operations in 1990. The Company is presently exploring various business opportunities that may be available to it. No assurances can be given that the Company will be successful in completing a transaction to acquire an operating business.

Liquidity and Capital Resources

     Financing of the Company's activities has been provided from the public sale of its securities for cash amounting to a net of
approximately  $600,000.   At  September  30, 1996, the Company's
working capital amounted to $269,302 with cash assets of $279,420. Management believes that its cash assets are adequate to meet the
Company's   short   term  and  long  term  liquidity   and   cash
requirements until such time, if ever, as the Company completes a transaction to establish an operating business.

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

Item 4.   Submission of Matters to a Vote of Security Holders:

          None

Item 5.   Other Information:       None

Item 6.   Exhibits and Reports on Form 8-K:

          (a)  Exhibits

               11   Earning Per Share - See Consolidated
                    Statements of Operations

               27   Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.


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





                              NATIONAL DIVERSIFIED SERVICES, INC.
                              -----------------------------------
                                           (Registrant)




Dated: November 13, 1996        /s/George Rubin
                                ---------------------------------
                                George Rubin, President, Chief
                                   Executive, Financial and
                                   Accounting Officer

                                9
PAGE