Form 10-K
period 1996-12-31
NATIONAL DIVERSIFIED SERVICES INC
filed 1997-03-28
CIK 772784

PAGE

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-K

 [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


          For the fiscal year ended December 31, 1996

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

     As of March 25, 1997, the aggregate number of shares of the voting stock held by non-affiliates was 1,762,870 shares of Common Stock, $.001 par value. See "Item 5" regarding a sporadic market for the Company's Common Stock.

     The number of shares outstanding of the Issuer's Common Stock, as of March 25, 1997 was 6,548,870.
PAGE

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


                                2
PAGE

         A potential acquisition of a business may involve the acquisition of, or merger with, a company which does not need additional capital but which desires to establish a public trading market for its shares. A company that seeks the Company's participation in attempting to consolidate its operations through a merger, reorganization, asset acquisition, or some other form of combination may desire to do so to avoid what it may deem to be adverse consequences of itself undertaking a public offering including the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors. Factors considered may include time delays, significant expense, loss of voting control. In connection with such acquisition, it is possible that an amount of stock constituting control of the Company would be purchased from the Company or its current officers, directors and stockholders resulting in substantial profits to such persons without similar profits being realized by other stockholder. Moreover, no assurance can be given with respect to the experience or qualifications of as yet unknown persons who may, in the future, engage in the operations of the Company or any business or subsidiary acquired by the Company. In the event of a change in control of the Company and its Board of Directors, the payment of dividends would be wholly dependent upon such persons. Furthermore, it is impossible as yet to determine what, if any, consequences applicable state law may provide to the Company's shareholders in any merger or reorganization.

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


                                3
PAGE

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

         The Company intends to actively participate (through present Management or presently unidentified individuals who may be hired by the Company) in the management of the operations of any business or subsidiary in which it acquires an interest. In order to accomplish this objective in the case of a subsidiary, the Company will be represented on the board of directors of such target corporation through a nominee of its choice. In addition, where the Company deems it beneficial, the Company may also have a nominee of its choice elected as an officer. Such nominee is expected to be an officer or director of the Company. The objective of such acquisition(s) will be to enhance that corporation's capabilities through active management as well as financial support. The Company does not plan to enhance the value of such subsidiaries with the primary objective of resale

                                4
PAGE
of the subsidiary's stock, but rather to further the Company's long-term investment and management objectives.

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

         The Company may use independent consultants (who may agree to receive stock of the Company in payment for their services in lieu of cash) to explore areas of, and to seek out, acquisition prospects. Such independent consultants would be expected to have such expertise or knowledge which would be of use to Management in any investment decision. The Company has not engaged any independent consultants as of March 25, 1997.

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

         The Company's financing activities will be limited by Section 3(a)(3) of the Investment Company Act of 1940 in that the Company will not be permitted to own or propose to acquire

                                5
PAGE
investment securities having a total value exceeding 40% of the value of the Company's total assets (excluding government securities and cash items) on an unconsolidated basis. The Company is permitted under Section 3(a)(3) of the 1940 Act to own or propose to own securities of a majority owned subsidiary which is defined under Section 2(a)(24) of the 1940 Act to mean 50% or more of the outstanding securities of which are owned by the Company or a majority owned subsidiary of the Company. Notwithstanding Section 3(a)(3) of the 1940 Act, the Company would not be considered an investment company where it is engaged directly or indirectly through a wholly-owned subsidiary (which is defined to mean at least 95% ownership of the outstanding voting stock), in a business or businesses, other than that of investing, owning, holding or trading in securities.

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

                                6
PAGE

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


         Management has been advised by its transfer agent (American Stock Transfer Company) that the approximate number of holders of the Company's Common Stock as of March 25, 1997 was 334.

         No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.

         Of the Company's issued and outstanding 6,548,870 shares of Common Stock as of March 25, 1997, 5,790,300 shares of the Company's restricted Common Stock may be sold in compliance with Rule 144. Rule 144 provides among other things and subject to certain limitations that a person holding restricted securities for a period of two years may sell those securities in brokerage transactions, in an amount equal to at least 1% of the Company's outstanding Common Stock every three months. Possible or actual sales of the Company's Common Stock under Rule 144 may have a depressive effect upon the price of the Company's Common Stock.

                                7
PAGE

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


                                8
PAGE

Item 6.           Selected Financial Data.


         Consolidated Statements of Operations Summary:

==========================================================================================================================
                        Year Ended           Year Ended            Year Ended         Year Ended          Year Ended
                       December 31,          December 31,          December 31,       December 31,        December 31,
                           1996                 1995                  1994                1993                1992
--------------------------------------------------------------------------------------------------------------------------

Net Sales              $    -0-              $    -0-              $    -0-           $        -0-        $    -0-
--------------------------------------------------------------------------------------------------------------------------
Net Income
(Loss)                 $   2,435             $ 3,204               $ (2,438)          $    (12,369)       $   (2,870)
--------------------------------------------------------------------------------------------------------------------------
Net Income
(Loss) Per
Common Share                  *                   *                      *                      *                  *
==========================================================================================================================


  * Less than $.01 per share.

Consolidated Balance Sheets Summary:

==========================================================================================================================
                       December 31,          December 31,          December 31,       December 31,        December 31,
                          1996                   1995                  1994              1993                 1992
--------------------------------------------------------------------------------------------------------------------------
Working
Capital                $270,870(1)           $268,345(1)           $264,962 (1)       $267,208 (1)        $220,635
--------------------------------------------------------------------------------------------------------------------------
Total
Share-
holders'
Equity                 $212,030              $209,595              $206,391           $208,829            $221,198
--------------------------------------------------------------------------------------------------------------------------
Total
Assets                 $278,924              $274,734              $269,281           $271,300            $282,159
==========================================================================================================================

   --------------------
  (1) If accrued salary which is not included in current liabilities were paid, working capital would have been reduced by $58,750 to $212,120 at December 31, 1996, $209,595 at December 31,
                  1995, $210,352 at December 31, 1994 and $208,458 at December
                  31, 1993.

         The foregoing is selected financial information only, and is qualified by the consolidated Financial Statements and the Notes thereto, in their entirety, which are set forth elsewhere herein.


                                9
PAGE

Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         During the past three years, except for interest income, no revenues were received by the Company. The Company is presently exploring various business opportunities that may be available to it. See "Item 1."

Liquidity and Capital Resources

         Financing of the Company's activities has been provided from the public sale of its securities for cash amounting to a net of approximately $600,000. At December 31, 1996, the Company's working capital amounted to $270,780 with cash and cash equivalent assets of $276,977. The Company believes that its presently available cash and cash equivalents are sufficient to fund the Company's search for a business opportunity. If successful in entering into such a business opportunity, the Company may require additional financing. No assurances can be given that the Company will be successful in entering into a business opportunity and if successful in securing additional financing for the Company on terms satisfactory to it, if at all.

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


                                10
PAGE

                   INDEX TO FINANCIAL STATEMENTS




                                               PAGE

INDEPENDENT AUDITORS REPORT                    F-1


CONSOLIDATED BALANCES SHEETS                   F-2


CONSOLIDATED STATEMENTS OF OPERATIONS          F-3


CONSOLIDATED STATEMENTS OF CASH FLOWS          F-4


CONSOLIDATED STATEMENTS OF CHANGES IN
   STOCKHOLDERS' EQUITY                        F-5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  F-6 - F-7

PAGE

                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
National Diversified Services, Inc.
New York, New York


We have audited the accompanying consolidated balance sheets of National Diversified Services, Inc. and Subsidiaries as at December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Diversified Services, Inc. and Subsidiaries as at December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                             MILLER, ELLIN & COMPANY
                                             CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
March 19, 1997

                                                        F-1
PAGE

                               NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS


                                                      ASSETS
                                                                                            DECEMBER 31,
                                                                                        1996            1995
                                                                                      ----------     ----------
CURRENT ASSETS:
   Cash and cash equivalents                                                          $  276,977     $  272,574
   Interest receivable                                                                     1,947          2,160
                                                                                      ----------     ----------
              Total assets                                                            $  278,924     $  274,734
                                                                                      ==========     ==========

                                                    LIABILITIES

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                              $    8,144     $    6,389
                                                                                      ----------     ----------
              Total current liabilities                                                    8,144          6,389

ACCRUED SALARIES - officer (Note B)                                                       58,750         58,750
                                                                                      ----------     ----------
              Total liabilities                                                           66,894         65,139
                                                                                      ----------     ----------

                                               STOCKHOLDERS' EQUITY

Common stock, $.001 par value
   authorized 30,000,000 shares, issued
   6,553,870 shares in 1996 and 1995                                                       6,554          6,554
Additional paid-in capital                                                               705,755        705,755
                                                                                      ----------     ----------
              Total                                                                      712,309        712,309

Deficit                                                                                 (500,274)      (502,709)
                                                                                      ----------     ----------
                                                                                         212,035        209,600
Less 5,000 shares of treasury stock, at cost                                                   5              5
                                                                                      ----------     ----------
              Total stockholders' equity                                                 212,030        209,595
                                                                                      ----------     ----------
              TOTAL                                                                   $  278,924     $  274,734
                                                                                      ==========     ==========

See accompanying notes to consolidated financial statements

                                                        F-2
PAGE

                               NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   YEARS ENDED DECEMBER 31,
                                                                           1996           1995            1994
                                                                      ------------   ------------   ------------
Interest income                                                       $     14,754   $     16,513   $     12,375
                                                                      ------------   ------------   ------------
              Total income                                                  14,754         16,513         12,375

General and administrative expenses                                         12,319         13,309         14,813
                                                                      ------------   ------------   ------------
NET INCOME (LOSS)                                                     $      2,435   $      3,204   $     (2,438)
                                                                      ============   ============   ============

Income (loss) per share, based on
   the weighted average shares
   outstanding                                                        $       -   *  $        -  *  $       -   *


Number of shares used to compute
   income (loss) per share (Note D)                                      6,548,870      6,548,870      6,548,870
                                                                      ============   ============   ============


* Less than $.01 per share


See accompanying notes to consolidated financial statements

                                                        F-3
PAGE


                       NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                               YEARS ENDED DECEMBER 31,
                                                                          1996           1995           1994
                                                                       ----------     ----------     ----------
Cash flows from operating activities:
   Net income (loss)                                                   $    2,435     $    3,204     $   (2,438)
                                                                       ----------     ----------     ----------
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                                         -               179            192
       Changes in assets and liabilities:
         Interest receivable                                                  213         (2,160)          -
         Accounts payable and accrued expenses                              1,755          2,249            419
                                                                       ----------     ----------     ----------

              Total adjustments                                             1,968            268            611
                                                                       ----------     ----------     ----------

NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                                     4,403          3,472         (1,827)
                                                                       ----------     ----------     ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                         4,403          3,472         (1,827)

CASH AND CASH EQUIVALENTS - beginning of year                             272,574        269,102        270,929
                                                                       ----------     ----------     ----------

CASH AND CASH EQUIVALENTS - end of year                                $  276,977     $  272,574     $  269,102
                                                                       ==========     ==========     ==========


See accompanying notes to consolidated financial statements

                                                        F-4
PAGE


                                        NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                            YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                               COMMON STOCK                ADDITIONAL                           TREASURY
                                              $.001 PAR VALUE               PAID-IN                               STOCK
                                         ------------------------                                            ---------------
                                           SHARES          AMOUNT           CAPITAL          DEFICIT         SHARES     COST
                                         ----------       -------          --------         ---------        -----      ----
BALANCE AT
    January 1, 1994                       6,553,870       $ 6,554          $705,755         $(503,475)       5,000        $5

Net loss for year                                -             -                 -             (2,438)           -         -
                                         ----------       -------          --------         ---------        -----      ----
BALANCE AT
    December 31, 1994                     6,553,870         6,554           705,755          (505,913)       5,000         5

Net income for year                              -             -                 -              3,204           -          -
                                         ----------       -------          --------         ---------        -----      ----
BALANCE AT
    December 31, 1995                     6,553,870         6,554           705,755          (502,709)       5,000         5

Net income for year                            -             -                   -              2,435           -         -
                                         ----------       -------          --------         ---------        -----      ----

BALANCE AT
    December 31, 1996                     6,553,870       $ 6,554          $705,755         $(500,274)       5,000       $ 5
                                         ==========       =======          ========         =========        =====      ====

See accompanying notes to consolidated financial statements

                                                        F-5
PAGE

               NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 1996



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

     Property, Plant and Equipment and Depreciation

     Property, plant and equipment have been fully depreciated primarily by accelerated methods over the estimated useful lives of the individual classes of assets.

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

                                                        F-6
PAGE

         NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996


NOTE B - ACCRUED SALARIES - OFFICER

     Accrued salaries, officer represents $58,750 for the period December 1986 to November, 22, 1989.

NOTE C - INCOME TAXES
     At December 31, 1996, the Company had net operating loss carryforwards of approximately $455,000 which expire from 2001 through 2010. In accordance with SFAS No. 109 (Note A), these operating loss carryforwards result in deferred tax assets to the Company. Management is uncertain as to the utilization of these loss carryforwards and has provided for a 100% valuation allowance for such deferred tax assets as follows:

         Federal net operating loss carryforwards                $  135,000
         State net operating loss carryforwards                      55,000
                                                                 ----------
              Total                                                 190,000
              Less valuation allowance                              190,000
                                                                 ----------
              Net deferred tax assets                            $      -0-
                                                                 ==========

NOTE D - INCOME (LOSS) PER SHARE

     Income (loss) per share is based on the weighted average number of shares of common stock outstanding.
                                                      F-7
PAGE

                             PART III

Item 10.          Directors and Executive Officers of the Registrant.

         (a)      Identification of Directors

                  The names, ages and principal occupations of the Company's present directors, and the date on which their term of office commenced and expires, are as follows:

                                       First
                           Term of     Became          Principal
    Name            Age    Office      Director        Occupation
--------------      ---    ------      --------        ---------------
George Rubin        69     (1)         1989            Chairman of the
                                                       Board of ATC
                                                       Environmental
                                                       Inc.

Stacy Goldberg      34     (1)         1995            Office Manager
                                                       of ATC Environ-
                                                       mental Inc.
------------------
(1) Directors are elected at the annual meeting of stockholders and hold office to the following annual meeting.

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

         (c)      Business Experience

         George Rubin has been Chairman of the Board of Directors of the Company since December 1989 and President, Chief Executive Officer and Chief Financial and Accounting Officer and Treasurer of the Company since August 1995. George Rubin is Chairman of the Board of ATC Group Services Inc. (formerly ATC Environmental Inc.) since June 1988. Mr. Rubin is responsible for assisting in long and short term financial planning including reviewing budgets, liaison with financial institutions and in charge of merger and acquisition activities. Mr. Rubin devotes such time to the Company as is necessary for the performance of his duties.

         Stacy Goldberg, a director and Secretary of the Company since August 1995, has been an Office Manager of ATC Group Services Inc. (formerly ATC Environmental Inc.) for more than the past five years.

                                11
PAGE

Principal Stockholder and Founder

         Morry F. Rubin has been President, Chief Executive Officer, Treasurer and a director of ATC Group Services Inc. (formerly ATC Environmental Inc.) since January 1988. Mr. Rubin also served as President, Chief Executive Officer and Treasurer of Aurora from May 1985 through June 1995, and as a director of Aurora from September 1983 through June 1995. From June 1985 to August 1995, Mr. Rubin served as an executive officer and director of the Company.

Item 11.          Executive Compensation.

         During the past three years, no executive officer has any employment contract with the Company or received any cash or other compensation. Directors do not presently receive compensation for serving on the board, although the Company will reimburse its directors for out-of-pocket travel expenditures. Depending upon the number of meetings and the time required for the Company's operations, the Company may decide to compensate its directors in the future.

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.

         As of March 25, 1997, the only persons of record who held or were known to own (or believed by the Company to own) beneficially more than 5% of the outstanding 6,548,870 shares of Common Stock of the Company (the only voting security) were as indicated in the table below. Such table also sets forth the beneficial ownership of executive officers, directors, both individually and as a group.
                                                                  Approximately
                                       Number of                  Percent
          Name                         Shares                     of Class
    ----------------------             ---------                  ----------
    Morry F. Rubin
    (1)(2)(3)                          2,403,000                    36.7

    George Rubin (1)(2)(3)             2,383,000                    36.4

    Stacy Goldberg (3)                      -0-                      -0-

    All officers and
     directors as a
     group (two persons)               2,383,000                    36.4

(1) May be deemed to be a founder, control person or affiliate of the Company under the Securities Act of 1933, as amended.

(2)      George Rubin is the father of Morry F. Rubin and Stacy
         Goldberg. Shares owned by George Rubin do not include shares owned by Morry F. Rubin and shares owned by Morry F. Rubin do not include shares owned by George Rubin.

                                12
PAGE

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

         (a)(3)            Exhibits

                      3 Certificate of Incorporation and Amendments thereto (1)

                      3(A)          By-Laws (1)

                      21       Subsidiaries  of Registrant (2)

                      27      Financial Data Schedule (3)
------------------------
(1) Exhibits 3 and 3(A) are incorporated by reference from Registration No. 99080 which were filed in a Registration Statement on Form S-18.

(2) The Company had no active subsidiaries during the year ended December 31, 1996.

(3)      Filed herewith.

         (b)          Reports on Form 8-K.

                      No Form 8-K was filed or required to be filed during the fourth quarter of 1996.


                                13
PAGE

                                                    SIGNATURES

         Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NATIONAL DIVERSIFIED SERVICES, INC.


                                      BY: /s/ George Rubin
                                         ------------------------------------
                                          George Rubin, Chairman of the Board,
                                          President, Chief Executive Officer,
                                          Chief Financial and Accounting Officer


Dated:  March 26, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                       Title                              Date
---------                       -----                              ----
                                Chairman of the Board
                                President, Chief
                                Executive Officer,
                                Treasurer, Principal
                                Financial and Accounting Officer   March 26 1997
/s/ George Rubin
---------------------------
GEORGE RUBIN



/s/ Stacy Goldberg              Director and Secretary             March 26 1997
---------------------------
STACY GOLDBERG



                                14
PAGE