Form 10-Q
period 1997-03-31
NATIONAL DIVERSIFIED SERVICES INC
filed 1997-05-15
CIK 772784

PAGE

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-Q

 [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended March 31, 1997

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

                       Yes  x .   No ___.



6,548,870  Common  Shares,  $.001  par  value  were  issued   and
-----------------------------------------------------------------
outstanding at March 31, 1997.
---------------------------------
PAGE

                       NATIONAL DIVERSIFIED SERVICES, INC.
                       -----------------------------------

                                      INDEX
                                      -----






                                                                        Page
                                                                      Number
PART I.  FINANCIAL INFORMATION                                        ------

         Item 1.           Financial Statements

                           Consolidated Balance Sheets
                             March 31, 1997 (Unaudited) and
                             December 31, 1996                             3

                           Consolidated Statements of Operations
                             Three Months ended March 31,
                             1997 and March 31, 1996 (Unaudited)           4

                           Consolidated Statements of Cash Flows
                             Three Months Ended March 31, 1997 and
                              March 31, 1996 (Unaudited)                   5

                           Notes to Financial Statements (Unaudited)       6

         Item 2.           Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations                                    7

PART II.          OTHER INFORMATION
                                                                           8

SIGNATURES                                                                 9

PAGE

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                              MARCH 31,          DECEMBER 31,
                                                                                 1997                1996
                                                                             ------------       ------------
                                                                              (Unaudited)         (Audited)
CURRENT ASSETS:
   Cash and cash equivalents                                                 $   275,478         $   276,977
   Interest receivable                                                             3,702               1,947
                                                                             -----------         -----------

                  Total current assets                                           279,180             278,924
                                                                             -----------         -----------

                  TOTAL                                                      $   279,180         $   278,924
                                                                             ===========         ===========

                                   LIABILITIES

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                     $     7,036         $     8,144
                                                                             -----------         -----------

                  Total current liabilities                                        7,036               8,144

ACCRUED SALARIES - officer                                                        58,750              58,750
                                                                             -----------         -----------

                  Total liabilities                                               65,786              66,894
                                                                             -----------         -----------

                              STOCKHOLDERS' EQUITY

Common stock, $.001 par value; authorized 30,000,000
   shares, issued 6,553,870 shares                                                 6,554               6,554
Additional paid-in capital                                                       705,755             705,755
                                                                             -----------         -----------
                  Total                                                          712,309             712,309

Deficit                                                                         (498,910)           (500,274)
                                                                             -----------         -----------
                                                                                 213,399             212,035
Less:  5,000 shares of treasury stock, at cost                                         5                   5
                                                                             -----------         -----------

                  Total stockholders' equity                                     213,394             212,030
                                                                             -----------         -----------

                  TOTAL                                                      $   279,180         $   278,924
                                                                             ===========         ===========

PAGE

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                THREE
                                                                                            MONTHS ENDED
                                                                                              MARCH 31,
                                                                                     ---------------------------
                                                                                        1997            1996
                                                                                     ------------   ------------
REVENUES - interest                                                                  $      4,153   $      3,633


GENERAL AND ADMINISTRATIVE EXPENSES                                                         2,789          3,752
                                                                                     ------------   ------------


NET INCOME (LOSS)                                                                    $      1,364   $       (119)
                                                                                     ============   ============


NET INCOME (LOSS) PER SHARE, BASED ON THE
   WEIGHTED AVERAGE SHARES OUTSTANDING                                               $       -   *  $       -   *
                                                                                     ============   ============


NUMBER OF SHARES USED TO COMPUTE INCOME
   (LOSS) PER SHARE                                                                     6,548,870      6,548,870
                                                                                     ============   ============



*Less than $.01 per share

PAGE

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                THREE
                                                                                            MONTHS ENDED
                                                                                              MARCH 31,
                                                                                     ---------------------------
                                                                                        1997            1996
                                                                                     ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                 $      1,364   $       (119)
                                                                                     ------------   ------------
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Changes in assets and liabilities:
         Accounts payable and accrued expenses                                             (1,108)        (1,036)
         Interest receivable                                                               (1,755)         1,429
                                                                                     ------------   ------------

                  Total adjustments                                                        (2,863)           393
                                                                                     ------------   ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  (1,499)           274
                                                                                     ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                    (1,499)           274

CASH AND CASH EQUIVALENTS - beginning                                                     276,977        272,574
                                                                                     ------------   ------------

CASH AND CASH EQUIVALENTS - ending                                                   $    275,478   $    272,848
                                                                                     ============   ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                                        $        388   $        404
                                                                                     ============   ============

   Cash paid for interest                                                            $       -      $       -
                                                                                     ============   ============



                                                         5

PAGE

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (Unaudited)





NOTE 1 - BASIS OF PRESENTATION

     The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the consolidated financial statements of the Company at December 31, 1996, included in its annual report on Form 10-K. Such statements should be read in conjunction with the data herein.


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


NOTE 4 - ACCRUED SALARIES - OFFICER

     Accrued salaries - officer represents $58,750 for the period December 1986 to November 22, 1989.

PAGE

        Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations

         During the three months ended March 31, 1997, the Company had no revenues other than interest income since the Company terminated its import and sale business operations in 1990. The Company is presently exploring various business opportunities that may be available to it. No assurances can be given that the Company will be successful in completing a transaction to acquire an operating business.

Liquidity and Capital Resources

         Financing of the Company's activities has been provided from the public sale of its securities for cash amounting to a net of approximately $600,000. At March 31, 1997, the Company's working capital amounted to $272,144 with cash assets of $275,478. Management believes that its cash assets are adequate to meet the Company's short term and long term liquidity and cash requirements until such time, if ever, as the Company completes a transaction to establish an operating business.

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

                  None

Item 5.           Other Information:                          None

Item 6.           Exhibits and Reports on Form 8-K:

                  (a)      Exhibits - 27 - Financial Data Schedule

                  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

PAGE

                       NATIONAL DIVERSIFIED SERVICES, INC.
                       -----------------------------------


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





                                           NATIONAL DIVERSIFIED SERVICES, INC.
                                           -----------------------------------
                                                     (Registrant)




Dated: May 14, 1997                         /s/George Rubin
                                            ----------------------------------
                                            George Rubin, President, Chief
                                                Executive, Financial and
                                                Accounting Officer

PAGE