Form 10-Q
period 1997-06-30
NATIONAL DIVERSIFIED SERVICES INC
filed 1997-08-14
CIK 772784

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-Q

 [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended June 30, 1997

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

                       Yes  x .   No ___.



6,548,870  Common  Shares,  $.001  par  value  were  issued   and
-----------------------------------------------------------------
outstanding at June 30, 1997.
-----------------------------

                       NATIONAL DIVERSIFIED SERVICES, INC.
                       -----------------------------------

                                      INDEX
                                      -----






                                                                        Page
                                                                      Number
PART I.  FINANCIAL INFORMATION                                        ------

         Item 1.           Financial Statements

                           Consolidated Balance Sheets
                             June 30, 1997 (Unaudited) and
                             December 31, 1996                             3

                           Consolidated Statements of Operations
                             Three and Six Months ended June 30,
                             1997 and June 30, 1996 (Unaudited)            4

                           Consolidated Statements of Cash Flows
                             Six Months Ended June 30, 1997 and
                              June 30, 1996 (Unaudited)                    5

                           Notes to Financial Statements (Unaudited)       6

         Item 2.           Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations                                    7

PART II.          OTHER INFORMATION
                                                                           8

SIGNATURES                                                                 9

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                              JUNE  30,          DECEMBER 31,
                                                                                 1997                1996
                                                                             ------------       ------------
                                                                              (Unaudited)         (Audited)
CURRENT ASSETS:
   Cash and cash equivalents                                                 $   276,309         $   276,977
   Interest receivable                                                             3,702               1,947
                                                                             -----------         -----------

                  Total current assets                                           280,011             278,924
                                                                             -----------         -----------

                  TOTAL                                                      $   280,011         $   278,924
                                                                             ===========         ===========


                                   LIABILITIES

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                     $     9,028         $     8,144
                                                                             -----------         -----------

                  Total current liabilities                                        9,028               8,144

ACCRUED SALARIES - officer                                                        58,750              58,750
                                                                             -----------         -----------

                  Total liabilities                                               67,778              66,894
                                                                             -----------         -----------


                              STOCKHOLDERS' EQUITY

Common stock, $.001 par value; authorized 30,000,000
   shares, issued 6,553,870 shares                                                 6,554               6,554
Additional paid-in capital                                                       705,755             705,755
                                                                             -----------         -----------
                  Total                                                          712,309             712,309

Accumulated deficit                                                             (500,071)           (500,274)
                                                                             -----------         -----------
                                                                                 212,238             212,035
Less:  5,000 shares of treasury stock, at cost                                         5                   5
                                                                             -----------         -----------

                  Total stockholders' equity                                     212,233             212,030
                                                                             -----------         -----------

                  TOTAL                                                      $   280,011         $   278,924
                                                                             ===========         ===========


              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                  SIX                           THREE
                                                             MONTHS ENDED                   MONTHS ENDED
                                                                JUNE 30                        JUNE 30,
                                                       -------------------------     ---------------------------
                                                          1997            1996           1997            1996
                                                       ---------      ----------     ------------   ------------

REVENUES - interest                                    $   7,852       $   7,254       $   3,699     $   3,621


GENERAL AND ADMINISTRATIVE
   EXPENSES                                                7,649           7,418           4,860         3,666
                                                       ---------       ---------       ---------     ---------


NET INCOME (LOSS)                                      $     203       $    (164)      $  (1,161)    $     (45)
                                                       =========       =========       =========     =========


NET INCOME (LOSS) PER SHARE,
   BASED ON THE WEIGHTED
   AVERAGE SHARES OUTSTANDING                          $   -   *       $   -   *       $   -   *     $     - *
                                                       ========        ========        ========      ========


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
                                                       =========       =========       =========     =========



*Less than $.01 per share

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                 SIX
                                                                                            MONTHS ENDED
                                                                                               JUNE 30,
                                                                                     ---------------------------
                                                                                        1997            1996
                                                                                     ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                 $        203   $       (164)
                                                                                     ------------   ------------
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Changes in assets and liabilities:
         Interest receivable                                                               (1,755)         1,383
         Accounts payable and accrued expenses                                                884          1,957
                                                                                     ------------   ------------

                  Total adjustments                                                          (871)         3,340
                                                                                     ------------   ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                          (668)         3,176
                                                                                     ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                      (668)         3,176

CASH AND CASH EQUIVALENTS - beginning                                                     276,977        272,574
                                                                                     ------------   ------------

CASH AND CASH EQUIVALENTS - ending                                                   $    276,309   $    275,750
                                                                                     ============   ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                                        $        388   $        404
                                                                                     ============   ============

   Cash paid for interest                                                            $       -      $       -
                                                                                     ============   ============


                                                         5

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (Unaudited)





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


NOTE 4 - ACCRUED SALARIES - OFFICER

     Accrued salaries - officer represents $58,750 for the period December 1986 to November 22, 1989

        Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations

     During the three and six months ended June 30, 1997, the Company had no revenues other than interest income since the Company terminated its import and sale business operations in 1990. The Company is presently exploring various business opportunities that may be available to it. No assurances can be given that the Company will be successful in completing a transaction to acquire an operating business.

Liquidity and Capital Resources

     Financing of the Company's activities has been provided from the public sale of its securities for cash amounting to a net of approximately $600,000. At June 30, 1997, the Company's working capital amounted to $270,983 with cash assets of $276,309. Management believes that its cash assets are adequate to meet the Company's short term and long term liquidity and cash requirements until such time, if ever, as the Company completes a transaction to establish an operating business.

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

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

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





                                           NATIONAL DIVERSIFIED SERVICES, INC.
                                           -----------------------------------
                                                     (Registrant)




Dated: August 14, 1997                       /s/George Rubin
                                            ----------------------------------
                                            George Rubin, President, Chief
                                                Executive, Financial and
                                                Accounting Officer