Form 10-Q
period 1997-09-30
NATIONAL DIVERSIFIED SERVICES INC
filed 1997-11-20
CIK 772784

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1997

                                       OR

 [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

Commission File Number:  2-99080
---------------------------------

                       NATIONAL DIVERSIFIED SERVICES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                               11-2820379
----------------------------------                 -----------------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification No.)

c/o Lester Morse P.C.
111 Great Neck Road, Suite #420
Great Neck, New York                                               11021
----------------------------------------            ----------------------------
(Address of principal executive offices)                        (Zip  Code)

Registrant's telephone number,
including area code:                                            (516) 487-1419
-------------------------------------                ---------------------------


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

                                                Yes  x .   No ___.



6,548,870 Common Shares, $.001 par value were issued and outstanding at September 30, 1997.

                       NATIONAL DIVERSIFIED SERVICES, INC.
                       -----------------------------------

                                      INDEX
                                      -----

                                                                                                               Page
                                                                                                             Number


PART I.  FINANCIAL INFORMATION


         Item 1.           Financial Statements

                           Consolidated Balance Sheets                                                            3
                             September 30, 1997 (Unaudited) and
                             December 31, 1996

                           Consolidated Statements of Operations                                                  4
                             Three and Nine Months ended September 30,
                             1997 and September 30, 1996 (Unaudited)

                           Consolidated Statements of Cash Flows                                                  5
                             Nine Months Ended September 30, 1997 and
                              September 30, 1996 (Unaudited)

                           Notes to Financial Statements (Unaudited)                                              6

         Item 2.           Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations                                                                           7

PART II.          OTHER INFORMATION                                                                               8


SIGNATURES                                                                                                        9

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                           SEPTEMBER 30,         DECEMBER 31,
                                                                               1997                  1996
                                                                           ------------          ------------
                                                                            (Unaudited)            (Audited)
CURRENT ASSETS:
   Cash and cash equivalents                                               $   277,832           $   276,977
   Interest receivable                                                           2,088                 1,947
                                                                           -----------           -----------

                  Total current assets                                         279,920               278,924
                                                                           -----------           -----------

                  TOTAL                                                    $   279,920           $   278,924
                                                                           ===========           ===========


                                   LIABILITIES

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                   $     8,939           $     8,144
                                                                           -----------           -----------

                  Total current liabilities                                      8,939                 8,144

ACCRUED SALARIES - officer                                                      58,750                58,750
                                                                           -----------           -----------

                  Total liabilities                                             67,689                66,894
                                                                           -----------           -----------


                              STOCKHOLDERS' EQUITY

Common stock, $.001 par value; authorized 30,000,000
   shares, issued 6,553,870 shares                                               6,554                 6,554
Additional paid-in capital                                                     705,755               705,755
                                                                           -----------           -----------
                  Total                                                        712,309               712,309

Deficit                                                                       (500,073)             (500,274)
                                                                           -----------           -----------
                                                                               212,236               212,035
Less:  5,000 shares of treasury stock, at cost                                       5                     5
                                                                           -----------           -----------

                  Total stockholders' equity                                   212,231               212,030
                                                                           -----------           -----------

                  TOTAL                                                    $   279,920           $   278,924
                                                                           ===========           ===========

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                 NINE                             THREE
                                                                             MONTHS ENDED                     MONTHS ENDED
                                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                                     ---------------------------     ----------------------------
                                                                          1997           1996              1997           1996
                                                                     ------------   ------------     ------------    ------------
REVENUES - interest                                                  $     11,694   $     11,231     $       3,842   $      3,977


GENERAL AND
   ADMINISTRATIVE EXPENSES                                                 11,492         10,274             3,844          2,856
                                                                     ------------   ------------     -------------   ------------


NET INCOME (LOSS)                                                    $        202   $        957     $          (2)  $      1,121
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
                                                                     ============   ============     =============   ============


*Less than $.01 per share

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                                  NINE
                                                                                             MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                    ----------------------------
                                                                                        1997            1996
                                                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $        202   $        957
                                                                                     ------------   ------------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                                        -
       Changes in assets and liabilities:
         Interest receivable                                                                 (142)         1,199
         Accounts payable and accrued expenses                                                795          4,690
                                                                                     ------------   ------------

                  Total adjustments                                                           653          5,889
                                                                                     ------------   ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     855          6,846
                                                                                     ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                       855          6,846

CASH AND CASH EQUIVALENTS - beginning                                                     276,977        272,574
                                                                                     ------------   ------------

CASH AND CASH EQUIVALENTS - ending                                                   $    277,832   $    279,420
                                                                                     ============   ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                                        $        388   $        404
                                                                                     ============   ============

   Cash paid for interest                                                            $       -      $       -
                                                                                     ============   ============

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                   (Unaudited)



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


NOTE 4 - ACCRUED SALARIES - OFFICER

     Accrued salaries - officer represents $58,750 for the period December 1986 to November 22, 1989.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Results of Operations

         During the nine months ended September 30, 1997, the Company had no revenues other than interest income since the Company terminated its import and sale business operations in 1990. The Company is presently exploring various business opportunities that may be available to it. No assurances can be given that the Company will be successful in completing a transaction to acquire an operating business.

Liquidity and Capital Resources

         Financing of the Company's activities has been provided from the public sale of its securities for cash amounting to a net of approximately $600,000. At September 30, 1997, the Company's working capital amounted to $270,981 with cash assets of $277,832. Management believes that its cash assets are adequate to meet the Company's short term and long term liquidity and cash requirements until such time, if ever, as the Company completes a transaction to establish an operating business.

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

                  None

Item 5.           Other Information:                          None

Item 6.           Exhibits and Reports on Form 8-K:

                  (a)      Exhibits - 27 - Financial Data Schedule

                  (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

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





                                             NATIONAL DIVERSIFIED SERVICES, INC.
                                             -----------------------------------
                                                         (Registrant)




Dated: November 19, 1997                     /s/George Rubin
                                             -----------------------------------
                                             George Rubin, President, Chief
                                             Executive, Financial and
                                             Accounting Officer