Form 10-K
period 1997-12-31
NATIONAL DIVERSIFIED SERVICES INC
filed 1998-04-10
CIK 772784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)



                   For the fiscal year ended December 31, 1997
                                       OR


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


               For the transition period from ________ to ________

Commission File Number:  2-99080-NY

                       NATIONAL DIVERSIFIED SERVICES, INC.
             (Exact name of Registrant as specified in its charter)


          Delaware                                                11-2820379
-------------------------------                             --------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization                               (Identification No.)


c/o Lester Morse P.C.
111 Great Neck Road
Great Neck, New York                                                       11021
---------------------------------------                      -------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number,
including area code:                                              (516) 487-1419
                                                              ------------------

Securities registered pursuant to Section 12(b) of the Act:
--------------------------------------------------------------------------------
                                      None

--------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                                      None

--------------------------------------------------------------------------------
                                (Title of Class)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [x].


     As of March 1, 1998, the aggregate number of shares of the voting stock held by non-affiliates was 1,762,870 shares of Common Stock, $.001 par value. See "Item 5" regarding a sporadic market for the Company's Common Stock.


     The number of shares outstanding of the Issuer's Common Stock, as of March 16, 1998 was 6,548,870.

                                     PART I

Item 1.    Business
-------
General

         National Diversified Services, Inc. ("National" or the "Company") was incorporated under the laws of the State of Delaware on May 30, 1985.

         National's   business  purpose  is  to  seek  and  review   acquisition
possibilities, and to make one or more acquisitions or enter into business endeavors and provide opportunities for strong organic growth.

Business Strategy


         The Company is seeking one or more potential business opportunities through the acquisition of existing businesses, assets to establish subsidiary businesses for the Company, a statutory merger or consolidation or the establishment of a new business or industry. However, due to the limited working capital of the Company, it is likely that the Company will enter into only one business transaction.

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

         3.  The  Company  may  invest  in an  operating  corporation  that  has experienced increases in gross revenues which exceed industry averages. The market for the corporation's products will be evaluated by determining the relationship of size, growth potential and competitive factors in that corporation's industry. This may include the purchase of businesses which offer opportunities for consolidation.

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

         The Company anticipates that it will be brought into contact with a prospective business acquisition or equity investment primarily through the efforts of its officers, directors and principal stockholders who in the course of their professional activities frequently come into contact with corporations whose products, services or concepts may be subject to successful development and marketing. In such connection, the Company may pay a finder's fee to such officers, directors, principal stockholders or their affiliates. Any such payment would not be higher than that which would ordinarily be paid to a non-affiliated person. The Company proposes to make a business acquisition or equity investment and to provide interim financing which will assist such organization in the development of these products, services and concepts. To date, the Company does not have any contracts or commitments with anyone or any firm with regard to these business activities. The Company also does not have any arrangements or understandings with respect to the acquisition of any business entity or the acquisition of any interest therein.

         The Company may use independent consultants (who may agree to receive stock of the Company in payment for their services in lieu of cash) to explore areas of, and to seek out, acquisition prospects. Such independent consultants would be expected to have such expertise or knowledge which would be of use to Management in any investment decision. The Company has not engaged any independent consultants as of March 16, 1998.

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

         Most, if not all, of the securities which the Company acquires as equity investments will be "restricted securities" within the meaning of the Securities Act of 1933 ("Securities Act") and will not be permitted to be resold without compliance with the Securities Act. The registration of securities owned by the Company is likely to be a time consuming and expensive process, and the Company always bears the risk, because of these delays, that it will be unable to resell such securities, or that it will not be able to obtain an attractive price for the securities. In the event the Company does not register securities it acquires for sale, it will seek to rely upon an exemption from registration. Among other exemptions, Rule 144 of the Securities Act of 1933, as amended, imposes a one year holding period prior to the sale of restricted securities and established volume limitations on the amount of any restricted securities that can be sold within certain defined time periods.

Competition
-----------

         There are numerous similar companies which are larger, have more experience, and are better financed than the Company. The Company may encounter intense competition from numerous other firms engaged in its field. In view of the Company's lack of operating history, it may be anticipated that the Company will encounter competition seeking relatively more desirable equity investments. Accordingly, the Company's proposed equity investments, if any, will entail a high degree of business and financial risk that may result in substantial losses to the Company.

Personnel
---------

         The Company presently has no full-time employees. The day-to-day operations of the Company are managed by George Rubin, the Company's Chairman, and Morry F. Rubin, its President, each of whom devotes such time to the affairs of the Company which is necessary for the performance of his duties.

Item 2.           Properties
-------           ----------

         Currently the Company is utilizing the office space of its counsel, Lester Morse P.C., at no cost to the Company until an acquisition is consummated or a business is established. The amount of office space utilized by the Company is currently insignificant.

Item 3.           Legal Proceedings
-------           -----------------

         There are no material legal proceedings pending against the Company.


Item 4.           Submission of Matters to a Vote of Security Holders.
-------           ----------------------------------------------------

         Not Applicable.

                                     PART II

Item 5.      Market for Registrant's Securities and Related Stockholder Matters.
-------      -------------------------------------------------------------------


         From the completion of the Company's public offering in December 1986 until the present time, the Company's securities have been traded in the over-the-counter market. The Company believes that there is not an active trading market for the Company's Common Stock and quotations for, and transactions in the securities are limited. Price quotations for prior periods are not being supplied herein because in view of the infrequent trading in the securities, they would not be meaningful.


         Management has been advised by its transfer agent (American Stock Transfer Company) that the approximate number of holders of the Company's Common Stock as of March 16, 1998 was 329.

         No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.

         Of the Company's issued and outstanding 6,548,870 shares of Common Stock as of March 16, 1998, 5,790,300 shares of the Company's restricted Common Stock may be sold in compliance with Rule 144. Rule 144 provides among other things and subject to certain limitations that a person holding restricted securities for a period of one year may sell those securities in brokerage transactions, in an amount equal to at least 1% of the Company's outstanding Common Stock every three months. Possible or actual sales of the Company's Common Stock under Rule 144 may have a depressive effect upon the price of the Company's Common Stock.

Broker-Dealer Sales of Company's Registered Securities.
-------------------------------------------------------

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

         The SEC has adopted seven rules ("Rules") under the Securities Exchange Act of 1934 requiring broker/dealers engaging in certain recommended transactions with their customers in specified equity securities falling within the definition of "penny stock" (generally non-NASDAQ securities priced below $5 per share) to provide to those customers certain specified information. Unless the transaction is exempt under the Rules, broker/dealers effecting customer transactions in such defined penny stocks are required to provide their customers with: (1) a risk disclosure document; (2) disclosure of current bid and ask quotations, if any; (3) disclosure of the compensation of the broker/dealers and its salesperson in the transaction; and (4) monthly account statements showing the market value of each penny stock held in the customer's account. These SEC Rules were adopted in April, 1992 pursuant to the requirements of the Securities Enforcement Remedies and Penny Stock Reform Act of 1990 ("Penny Stock Act").

         As a result of the aforesaid rules regulating penny stocks, the market liquidity for the Company's securities, if any, may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the Company's securities in the secondary market.

Item 6.           Selected Financial Data.
                  ------------------------

         Consolidated Statements of Operations Summary:

                         Year Ended            Year Ended             Year Ended             Year Ended            Year Ended
                        December 31,           December 31,           December 31,           December 31,          December 31,
                            1997                  1996                   1995                   1994                   1993
Net Sales               $    -0-               $   -0-                $   -0-                $   -0-              $    -0-

Net Income
(Loss)                  $    525               $ 2,435                $ 3,204                $ (2,438)            $   (12,369)

Net Income
(Loss) Per
Common Share                   *                    *                      *                        *                      *
                         ========              ========               ========                ========               ========

---------------------
* Less than $.01 per share.


             Consolidated Balance Sheets Summary:


                      December 31,           December 31,           December 31,           December 31,           December 31,
                         1997                   1996                   1995                   1994                  1993
Working
Capital               $212,555               $212,030               $268,345 (1)           $264,962 (1)           $267,208 (1)

Total
Share-
holders'
Equity                $212,555               $212,030               $209,595               $206,391               $208,829

Total
Assets                $279,368               $278,924               $274,734               $269,281               $271,300
                      ========               ========               ========               ========               ========

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

Item 7.           Managements Discussion and Analysis of Financial Condition and
-------           --------------------------------------------------------------
                  Results of Operations.
                  ----------------------

Results of Operations
---------------------

     During the past three years, except for interest income, no revenues were received by the Company. The Company is presently exploring various business opportunities that may be available to it. See "Item 1."

Liquidity and Capital Resources
-------------------------------

         Financing of the Company's activities has been provided from the public sale of its securities for cash amounting to a net of approximately $600,000. At December 31, 1997, the Company's working capital amounted to $212,555 with cash and cash equivalent assets of $275,937. The Company has an arrangement with George Rubin and Morry Rubin pursuant to which each received Warrants to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $.03 per share at any time until November 21, 1007 in exchange for them making available to the Company a line of credit of an aggregate up to $500,000. The Company believes that its presently available cash and cash equivalents combined with the availability of the above referenced line of credit are sufficient to fund the Company's search for a business opportunity. If successful in entering into such a business opportunity, the Company may require additional financing. No assurances can be given that the Company will be successful in entering into a business opportunity and if successful in securing additional financing for the Company on terms satisfactory to it, if at all.

         There are no material commitments for capital expenditures or other long term credit arrangements.

Item 8.           Financial Statements and Supplementary Data.
-------           --------------------------------------------

         The information required by Item 8, appears at pages F-1 through F-9 (inclusive) of this Report, which pages follow this page.

Item 9.           Changes  in  and  Disagreements with Accountants on Accounting
-------           --------------------------------------------------------------
                  and Financial Disclosure.
                  -------------------------

                        Not applicable.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES




                          INDEX TO FINANCIAL STATEMENTS





                                                                     PAGE

INDEPENDENT AUDITORS' REPORT                                          F-1


CONSOLIDATED BALANCE SHEETS -
   DECEMBER 31, 1997 AND 1996                                         F-2

YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------

   CONSOLIDATED STATEMENTS OF OPERATIONS                              F-3


   CONSOLIDATED STATEMENTS OF CASH FLOWS                              F-4


   CONSOLIDATED STATEMENTS OF CHANGES IN
     STOCKHOLDERS' EQUITY                                             F-5


   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F-6 - F-9

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
National Diversified Services, Inc.
New York, New York


We have audited the accompanying consolidated balance sheets of National Diversified Services, Inc. and Subsidiaries as at December 31, 1997 and 1996, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for the three years ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Diversified Services, Inc. and Subsidiaries as at December 31, 1997, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                                   MILLER, ELLIN & COMPANY, LLP
                                                   CERTIFIED PUBLIC ACCOUNTANTS


March 9, 1998
New York, New York

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                                      ASSETS
                                                                                            DECEMBER 31,
                                                                                        1997            1996
                                                                                    -------------  ---------
CURRENT ASSETS:
   Cash and cash equivalents                                                          $  275,937     $  276,977
   Interest receivable                                                                     1,775          1,947
   Other current assets                                                                    1,656           -
                                                                                      ----------     -------

              Total current assets                                                    $  279,368     $  278,924
                                                                                      ==========     ==========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                              $    8,063     $    8,144

ACCRUED SALARIES - officer (Note B)                                                       58,750         58,750
                                                                                      ----------     ----------

              Total liabilities                                                           66,813         66,894
                                                                                      ----------     ----------

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value
     authorized 30,000,000 shares, issued
     6,553,870 shares in 1997 and 1996                                                     6,554          6,554
   Additional paid-in capital                                                            705,755        705,755
                                                                                      ----------     ----------
              Total                                                                      712,309        712,309

   Accumulated deficit                                                                  (499,749)      (500,274)
                                                                                      ----------     ----------
                                                                                         212,560        212,035
   Less 5,000 shares of treasury stock, at cost                                                5              5
                                                                                      ----------     ----------
              Total stockholders' equity                                                 212,555        212,030
                                                                                      ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $  279,368     $  278,924
                                                                                      ==========     ==========

           See accompanying notes to consolidated financial statements

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS






                                                                              YEARS ENDED DECEMBER 31,
                                                                         1997           1996            1995
                                                                     -------------  -------------  ---------
Interest income                                                       $     15,384   $     14,754   $     16,513

General and administrative expenses                                         14,859         12,319         13,309
                                                                      ------------   ------------   ------------

NET INCOME                                                            $        525   $      2,435   $      3,204
                                                                      ============   ============   ============


Income per share, based on
   the weighted average shares
   outstanding                                                        $       -   *  $        -  *  $       -   *
                                                                      ============   ============   ============


Number of shares used to compute
   income per share (Note D)                                             6,548,870      6,548,870      6,548,870
                                                                         =========      =========      =========


* Less than $.01 per share



           See accompanying notes to consolidated financial statements

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                              YEARS ENDED DECEMBER 31,
                                                                          1997           1996          1995
                                                                        -----------  -----------     ---------
Cash flows from operating activities:
   Net income                                                          $      525     $    2,435     $    3,204
                                                                       ----------     ----------     ----------
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                                         -              -               179
       Changes in assets and liabilities:
         Interest receivable                                                  172            213         (2,160)
         Loan to officer                                                   (1,656)          -              -
         Accounts payable and accrued expenses                                (81)         1,755          2,249
                                                                       ----------     ----------     ----------

              Total adjustments                                            (1,565)         1,968            268
                                                                       ----------     ----------     ----------

NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                                    (1,040)         4,403          3,472
                                                                       ----------     ----------     ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    (1,040)         4,403          3,472

CASH AND CASH EQUIVALENTS - beginning                                     276,977        272,574        269,102
                                                                       ----------     ----------     ----------

CASH AND CASH EQUIVALENTS - end                                        $  275,937     $  276,977     $  272,574
                                                                       ==========     ==========     ==========

           See accompanying notes to consolidated financial statements

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                    COMMON STOCK                 ADDITIONAL                                       TREASURY
                                   $.001 PAR VALUE                 PAID-IN              ACCUMULATED                STOCK
                            ----------------------------                                                      ----------------

                                SHARES            AMOUNT           CAPITAL               DEFICIT              SHARES       COST
                            ------------        --------          ----------            -----------           -------       ---
BALANCE AT
    January 1, 1995            6,553,870        $  6,554          $  705,755            $  (505,913)            5,000       $ 5

Net income for year                 -               -                   -                     3,204              -           -
                            ------------        --------          ----------            -----------           -------       ---

BALANCE AT
    December 31, 1995          6,553,870           6,554             705,755               (502,709)            5,000         5

Net income for year                 -               -                   -                     2,435               -          -
                            ------------        --------          ----------            -----------           -------       ---

BALANCE AT
    December 31, 1996          6,553,870           6,554             705,755               (500,274)            5,000         5

Net income for year                 -               -                   -                       525              -           -
                            ------------        --------          ----------            -----------           -------       ---

BALANCE AT
    December 31, 1997          6,553,870        $  6,554          $  705,755            $  (499,749)            5,000       $ 5
                            ============        ========          ==========            ===========           =======      ====

           See accompanying notes to consolidated financial statements

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and History
     ------------------------

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

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its subsidiaries, which are all wholly-owned and totally inactive. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Concentrations of Credit Risk
     ------------------------------

     The Company places its cash balances with high credit quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit.

     Property, Plant and Equipment and Depreciation
     ----------------------------------------------

     Property, plant and equipment have been fully depreciated primarily by accelerated methods over the estimated useful lives of the individual classes of assets.

     Cash Equivalents
     ----------------

     Cash equivalents comprised an investment in short-term commercial paper with a maturity of less than ninety days.

     Income Taxes
     ------------

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

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Recently Issued Accounting Standards
     ------------------------------------

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." This statement establishes new standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997 (earlier application is not permitted). This statement requires restatement of all prior- period EPS data presented. The Company is currently evaluating the impact SFAS No. 128 will have on its financial statements, if any.

     Recently Issued Pronouncements
     ------------------------------

     American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities," establishes specific criteria for the recognition and measurement of environmental remediation liabilities. The adoption of the statement in 1997 is not expected to have a significant effect on the company's financial condition or results of operations.

     Effective in 1997, Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," establishes criteria for the classification of transfers of financial assets, such as accounts receivable, as either sales or secured borrowings. Based on these criteria, the company will continue to account for purchases of its accounts receivable by an independent party as sales. As a result, the new standard will have no effect on the company's financial condition or results of operation.

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt FAS 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

     In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123). This statement establishes a fair value method of accounting for stock-based compensation plans. Adoption of the fair value method is encouraged; however, entities may elect to continue to account for stock-based compensation plans according to the provisions of Accounting Principles Board Statement No. 25, "Accounting for Stock Issued to Employees" (APB 25), while providing additional disclosures required by FAS 123. The Company is required to adopt FAS 123 in the first quarter of fiscal 1997, and intends to account for stock-based compensation according to APB 25 and provide FAS 123 disclosures as required.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995



NOTE B - ACCRUED SALARIES - OFFICER

     Accrued salaries, officer represents $58,750 for the period December 1986 to November 22, 1989.


NOTE C - INCOME TAXES

     At December 31, 1997, the Company had net operating loss carryforwards of approximately $460,000 which expire from 2001 through 2010. In accordance with SFAS No. 109 (Note A), these operating loss carryforwards result in deferred tax assets to the Company. Management is uncertain as to the utilization of these loss carryforwards and has provided for a 100% valuation allowance for such deferred tax assets as follows:

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
                                                                     ==========

NOTE D - INCOME PER SHARE

     Income per share is based on the weighted average number of shares of common stock outstanding.


NOTE E - STOCK OPTIONS AND WARRANTS

     During 1997, the Company reserved 2,500,000 shares for stock purchase warrants.

     In addition, the Company entered into an arrangement with certain officers and stockholders pursuant to which each received warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $.03 per share at any time until November 21, 2007. In exchange, they will make available to the Company an aggregate line of credit of up to $500,000. In November 1997, the Company granted to an officer warrants to purchase 100,000 shares of the Company's common stock identical to those granted to the officers and stockholders referred to above in consideration of continuing to serve as an officer and a director of the Company.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995




NOTE E - STOCK OPTIONS AND WARRANTS (CONTINUED)

     The Company also granted warrants to purchase an aggregate of 200,000 shares of the Company's common stock at an exercise price of $.03 per share to certain non-affiliated persons in connection with legal services rendered to the Company. These warrants expire on November 21, 2007.


                                               Officers &                                         Officer &
                                               Directors                Non-Affiliates            Director
                                            -----------------           -----------------         -----------------
     Date of grant                          November 21, 1997           November 24, 1997         November 25, 1997
     Expiration date                        November 21, 2007           November 21, 2007         November 21, 2007
     Number of shares under option                 2,000,000                 200,000                100,000
     Option price                                    $ .03                    $ .03                  $ .03
     Quoted market price at date of grant            $0.00                    $0.00                  $0.00

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

         (a)      Identification of Directors
                  ---------------------------

                  The names, ages and principal occupations of the Company's present directors, and the date on which their term of office commenced and expires, are as follows:

                                               First
                                 Term of       Became        Principal
        Name        Age          Office        Director      Occupation
George Rubin        70           (1)           1989          Private Investor



Morry Rubin         38           (1)           1998          Private Investor



Stacy Goldberg      35           (1)           1995          Private Investor

------------------
(1) Directors are elected at the annual meeting of stockholders and hold office to the following annual meeting.

         (b)      Identification of Executive Officers.
                  -------------------------------------

     George Rubin is Chairman of the Board of Directors. Morry F. Rubin is President, Chief Executive Officer, Principal Financial Officer and Treasurer of the Company. Stacy Goldberg is Secretary of the Company. George Rubin is the father of Stacy Goldberg and Morry F. Rubin. The Company's By-Laws provide that the terms of all officers expire at the annual meeting of directors following the annual stockholders meeting.

         (c)      Business Experience
                  -------------------

         George Rubin has been Chairman of the Board of Directors of the Company since December 1989 and served as its and President, Chief Executive Officer and Chief Financial and Accounting Officer and Treasurer of the Company from August 1995 until February, 1998. George Rubin served as Chairman of the Board of ATC Group Services Inc. (formerly ATC Environmental Inc.) from June 1988 until February 1998. Mr. Rubin is currently serving as a consultant to ATC pursuant to an 18 month consulting agreement expiring in 1999. Mr. Rubin devotes such time to the Company as is necessary for the performance of his duties.

     Morry F. Rubin has served as President, Chief Executive Officer, Treasurer and Chief Financial Officer of the Company since February 1998. From June 1985 to August 1995, Mr. Rubin served as an executive officer and director of the Company. Mr. Rubin was President, Chief Executive Officer and Treasurer of ATC Group Services Inc. (formerly ATC Environmental Inc.) from January 1988 to February 1998 and a director of ATC from January 1988 to January 1998. Mr. Rubin is currently serving as a consultant to ATC pursuant to an 18 month consulting agreement expiring in 1999. Mr. Rubin also served as President, Chief Executive Officer and Treasurer of Aurora Environmental Inc. ("Aurora") from May 1985 through June 1995, and as a director of Aurora from September 1983 through June 1995. Mr. Rubin devotes such time to the Company as is necessary for the performance of his duties.

         Stacy Goldberg has served as a director and Secretary of the Company since August 1995. From 1987 to January 1998, she was an Office Manager of ATC Group Services Inc. Ms. Goldberg devotes such time to the Company as is necessary for the performance of her duties.

Item 11.          Executive Compensation.
                  -----------------------

         During the past three years, no executive officer or director has any employment contract with the Company or received any cash or other compensation, except for Warrants described herein. Directors do not presently receive compensation (other than Warrants described herein) for serving on the board, although the Company will reimburse its directors for out-of-pocket travel expenditures. Depending upon the number of meetings and the time required for the Company's operations, the Company may decide to compensate its directors in the future. See Item 13.

         George Rubin served as Chief Executive Officer of the Company during 1997 before his son, Morry F. Rubin, was elected Chief Executive Officer of the Company on February 1, 1998. The following is the summary compensation table for the Company's two Executive Officers for 1997 and 1996. No compensation was paid to any executive officers in 1995.


                                            SUMMARY COMPENSATION TABLE


                                                               Long Term Compensation
                               Annual Compensation             Award                     Payouts
           (a)      (b)    (c)          (d)         (e)        (f)           (g)         (h)        (i)
                                                    Other                                           All
     Name                                           Annual     Restricted                           Other
      and                                           Compen-    Stock         Number of   LTIP       Compen-
    Principal                                       sation     Award(s)      Options/    Payouts    sation
    Position        Year   Salary ($)   Bonus ($)   ($)        ($)           Warrants    ($)        ($) 2

George Rubin,       1997   -0-          -0-         -0-        -0-           1,000,000   -0-        -0-
former Chief                                                                 (1)
Executive Officer
and currently
Chairman of the     1996   -0-          -0-         -0-        -0-           -0-         -0-        -0-
Board

Morry F. Rubin,     1997   -0-          -0-         -0-        -0-           1,000,000   -0-        -0-
Chief Executive                                                              (1)
Officer             1996   -0-          -0-         -0-        -0-           -0-         -0-        -0-


(1)See "Item 7 and Item 13."

                          OPTIONS/WARRANTS GRANTS TABLE

         The information provided in the table below provides information with respect to the Company's individual grants of stock options and warrants during fiscal 1997 of each of the executive officers named in the summary compensation table above. The Company did not grant any stock appreciation rights during 1997.

                   Options/Warrants Grants in Last Fiscal Year


                                                                                                                Potential
                                                                                                           Realizable Value at
                                                                                                               Assumed Annual
                                                  Individual Grants                                       Rates of Stock Price
                                                                                                               Appreciation
                                                                                                          for Option/Warrant Term
                                                                                                                  (2)
          (a)               (b)                   (c)                  (d)             (e)                (f)             (g)
          ---               ---                   ---                  ---             ---                ---            ---
                                                 % of
                                                 Total
                                               Options/
                                               Warrants
                          Options/            Granted to             Exercise        Expira-
                          Warrants            Employees               Price           tion
         Name             Granted              in Fiscal              ($/Sh)          Date               5% ($)        10% ($)
         ----             -------              ---------              ------          ----              -------       -------
                             (#)                Year (1)
                             ---                --------

George Rubin             1,000,000                50.0%                   .03         11/21/07             18,870      47,800
-----------------------  ---------             --------             ---------       ----------          ---------  ----------
Morry F. Rubin           1,000,000                50.0%                   .03         11/21/07             18,870      47,800
=======================  =========             ========             =========       ==========          =========  ==========

N/A - Not Applicable.

(1) The percentage of total options/warrants granted to employees in fiscal year is based upon options/warrants granted to officers, directors and employees.

(2) The potential realizable value of each grant of options/warrants assumes that the market price of The Company's Common Stock appreciates in value from the date of grant to the end of the options/warrants term at annualized rates of 5% and 10%, respectively, and after subtracting the exercise price from the potential realizable value.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTIONS/WARRANTS VALUES

         The information provided in the table below provides information with respect to each exercise of the Company's stock options/warrants during fiscal 1997 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options/warrants.



           (a)                  (b)               (c)                   (d)                          (e)

                                                                                                   Value of
                                                                     Number of                   Unexercised
                               Shares                               Unexercised                  In-the-Money
                              Acquired                                                         Options/Warrants
                                 on              Value            Options/Warrant                at Fy-End($)
                              Exercise         Realized                  s                       Exercisable/
          Name                  (#)              ($)(1)             at FY-End (#)              Unexercisable(1)
          ----                  ---             -------            --------------              ----------------

                                                                    Exercisable/
                                                                   -------------
                                                                    Unexercisable
                                                                   --------------
George Rubin                    -0-               -0-            1,000,000 / -0-                1,000,000 / -0-

Morry F. Rubin                  -0-               -0-            1,000,000 / -0-                1,000,000 / -0-
                          =========         =========        ===================        =======================


(1) The aggregate dollar values in column (c) and (e) are required to be calculated by determining the difference between the fair market value of the Common Stock underlying the options/warrants and the exercise price of the options/warrants at exercise or fiscal year end, respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included. However, since there is a limited public market for The Company's Common Stock, no calculation is included in column (e) and N/A (not applicable) is placed in the table above.

Item 12.          Security Ownership of Certain Beneficial Owners and
--------          ---------------------------------------------------
                  Management.
                  -----------

         As of March 16, 1998, the only persons of record who held or were known to own (or believed by the Company to own) beneficially more than 5% of the outstanding 6,548,870 shares of Common Stock of the Company (the only voting security) were as indicated in the table below. Such table also sets forth the beneficial ownership of executive officers, directors, both individually and as a group.

                                                                    Approximate
                                        Number of                     Percent
          Name                          Shares                        of Class

    Morry F. Rubin
    (1)(2)(3)(4)                        3,403,000                           45.1

    George Rubin (1)(2)(3)(4)           3,383,000                           44.8

    Stacy Goldberg (3)(5)                 100,000                            *

    All officers and
     directors as a
     group (two persons)(4)             4,383,000                           51.3

*Represents less than one percent of the Company's outstanding shares of Common Stock.

(1) May be deemed to be a founder, control person or affiliate of the Company under the Securities Act of 1933, as amended.

(2) George Rubin is the father of Morry F. Rubin and Stacy Goldberg. Shares owned by George Rubin do not include shares owned by Morry F. Rubin and shares owned by Morry F. Rubin do not include shares owned by George Rubin.

(3) All addresses are c/o Lester Morse P.C., 111 Great Neck Road, Great Neck, New York 11021.

(4) Includes Warrants to purchase 1,000,000 shares at an exercise price of $.03 per share and exercisable at any time until November 21, 2007.

(5) Includes Warrants to purchase 100,000 shares at an exercise price of $.03 per share and exercisable at any time until November 21, 2007.

         The Company does not know of any arrangement or pledge of its securities by persons now considered in control of the Company that might result in a change of control of the Company.

Item 13.          Certain Relationships and Related Transactions.
--------          -----------------------------------------------

                    The Company has an arrangement with George Rubin and Morry Rubin pursuant to which each received Warrants to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $.03 per share at any time until November 21, 1007 in exchange for them making available to the Company an aggregate line of credit of up to $500,000. In November 1997, the Company granted Stacy Goldberg Warrants to purchase 100,000 shares of the Company's Common Stock identical to those granted to

George Rubin and Morry Rubin in consideration of her continuing to serve as a director of the Company.

                  In November 1997, the Company also granted Warrants to purchase an aggregate of 200,000 shares of the Company's Common Stock at an exercise price of $.03 per share to certain non-affiliates persons in connection with legal services rendered to the Company. These Warrants expire on November 21, 2007.

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
               -----------------------------------------------------------------

         (a)(1)(2)    Financial Statements and Financial Statement
                      --------------------------------------------
                           Schedules.
                           ----------

                      A list of the Financial Statements and Financial Statement Schedules filed as a part of this Report is set forth in Item 8, and appears at Page F-1 of this Report; which list is incorporated herein by reference.

         (a)(3)  Exhibits
                 --------

                 3  Certificate of Incorporation and Amendments thereto (1)

                 3(A)   By-Laws (1)

                 21     Subsidiaries  of Registrant (2)

                 27     Financial Data Schedule (3)

                 99     Form of Warrants granted to Morry Rubin and George Rubin

                 99.1   Form of Warrant granted to Stacy Goldberg

                 99.2   Form of Warrant granted to Lester Morse and Steven Morse

----------------
(1) Exhibits 3 and 3(A) are incorporated by reference from Registration No. 99080 which were filed in a Registration Statement on Form S-18.

(2) The Company had no active subsidiaries during the year ended December 31, 1997.

(3)      Filed herewith.

         (b)          Reports on Form 8-K.
                      --------------------
                      No Form 8-K was filed or required to be filed during the fourth quarter of 1997.

                                   SIGNATURES

         Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            NATIONAL DIVERSIFIED SERVICES, INC.


                                       BY: /s/ George Rubin
                                           -------------------------------------
                                            George Rubin, Chairman of the Board,


Dated:  March 31, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                      Title                              Date
---------                      -----                              ----

                               President, Chief
                               Executive Officer,
                               Treasurer, Principal
                               Financial and
/s/ Morry Rubin                Accounting Officer                 March 31, 1998
-------------------------      and Director
MORRY RUBIN



/s/ Stacy Goldberg             Director and Secretary             March 31, 1998
--------------------------
STACY GOLDBERG


/s/ George Rubin               Chairman of the Board              March 31, 1998
---------------------------
GEORGE RUBIN