Form 10-Q
period 1998-03-31
NATIONAL DIVERSIFIED SERVICES INC
filed 1998-05-15
CIK 772784

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-Q

 [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended March 31, 1998

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



6,548,870  Common Shares,  $.001 par value were issued and  outstanding at March
--------------------------------------------------------------------------------
31, 1998.
---------

                       NATIONAL DIVERSIFIED SERVICES, INC.
                       -----------------------------------


                                      INDEX
                                      -----


                                                                            Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION

         Item 1.           Financial Statements

                           Consolidated Balance Sheets                    3
                             March 31, 1998 (Unaudited) and
                             December 31, 1997

                           Consolidated Statements of Operations          4
                             Three Months ended March 31,
                             1998 and March 31, 1997 (Unaudited)

                           Consolidated Statements of Cash Flows          5
                             Three Months Ended March 31, 1998 and
                              March 31, 1997 (Unaudited)

                           Notes to Financial Statements (Unaudited)      6

         Item 2.           Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations                                   7

PART II.          OTHER INFORMATION                                       8


SIGNATURES                                                                9

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                               MARCH 31,        DECEMBER 31,
                                                                                 1998                1997
                                                                             -----------         -----------
                                                                              (Unaudited)          (Audited)
CURRENT ASSETS:
   Cash and cash equivalents                                                 $   272,848         $   275,937
   Interest receivable                                                             1,983               1,775
   Other current assets                                                            1,656               1,656
                                                                             -----------         -----------

                  Total current assets                                           276,487             279,368
                                                                             -----------         -----------

                  TOTAL                                                      $   276,487         $   279,368
                                                                             ===========         ===========

                                   LIABILITIES

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                     $    10,338         $     8,063
                                                                             -----------         -----------

                  Total current liabilities                                       10,338               8,063

ACCRUED SALARIES - officer                                                        58,750              58,750
                                                                             -----------         -----------

                  Total liabilities                                               69,088              66,813
                                                                             -----------         -----------

                              STOCKHOLDERS' EQUITY

Common stock, $.001 par value; authorized 30,000,000
   shares, issued 6,553,870 shares                                                 6,554               6,554
Additional paid-in capital                                                       705,755             705,755
                                                                             -----------         -----------
                  Total                                                          712,309             712,309

Accumulated deficit                                                             (504,905)           (499,749)
                                                                             -----------         -----------
                                                                                 207,404             212,560
Less:  5,000 shares of treasury stock, at cost                                         5                   5
                                                                             -----------         -----------

                  Total stockholders' equity                                     207,399             212,555
                                                                             -----------         -----------

                  TOTAL                                                      $   276,487         $   279,368
                                                                             ===========         ===========

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                THREE
                                                                                            MONTHS ENDED
                                                                                              MARCH 31,
                                                                                    ----------------------------
                                                                                        1998            1997
                                                                                    -------------  -------------
REVENUES - interest                                                                  $      3,159   $      4,153


GENERAL AND ADMINISTRATIVE EXPENSES                                                         8,315          2,789
                                                                                     ------------   ------------


NET INCOME (LOSS)                                                                    $     (5,156)  $      1,364
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
                                                                                     ============   ============



*Less than $.01 per share

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                THREE
                                                                                            MONTHS ENDED
                                                                                              MARCH 31,
                                                                                    ----------------------------
                                                                                        1998            1997
                                                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                 $     (5,156)  $      1,364
                                                                                     ------------   ------------
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Changes in assets and liabilities:
         Accounts payable and accrued expenses                                              2,275         (1,108)
         Interest receivable                                                                 (208)        (1,755)
                                                                                     ------------   ------------

                  Total adjustments                                                         2,067         (2,863)
                                                                                     ------------   ------------

NET CASH USED IN OPERATING ACTIVITIES                                                      (3,089)        (1,499)
                                                                                     ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                    (3,089)        (1,499)

CASH AND CASH EQUIVALENTS - beginning                                                     275,937        276,977
                                                                                     ------------   ------------

CASH AND CASH EQUIVALENTS - ending                                                   $    272,848   $    275,478
                                                                                     ============   ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                                        $        380   $        388
                                                                                     ============   ============

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the consolidated financial statements of the Company at December 31, 1997, included in its annual report on Form 10-K. Such statements should be read in conjunction with the data herein.


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


NOTE 4 - ACCRUED SALARIES - OFFICER

     Accrued salaries - officer represents $58,750 for the period December 1986 to November 22, 1989.

           Management's Discussion and Analysis of Financial Condition
           -----------------------------------------------------------
                            and Results of Operations
                            -------------------------

Results of Operations

         During the three months ended March 31, 1998, the Company had no revenues other than interest income since the Company terminated its import and sale business operations in 1990. The Company is presently exploring various business opportunities that may be available to it. No assurances can be given that the Company will be successful in completing a transaction to acquire an operating business.

Liquidity and Capital Resources

         Financing of the Company's activities has been provided from the public sale of its securities for cash amounting to a net of approximately $600,000. At March 31, 1998, the Company's working capital amounted to $266,149 with cash assets of $272,848. Management believes that its cash assets are adequate to meet the Company's short term and long term liquidity and cash requirements until such time, if ever, as the Company completes a transaction to establish an operating business.

                       NATIONAL DIVERSIFIED SERVICES, INC.
                       -----------------------------------

                           PART II - OTHER INFORMATION
                           ---------------------------



Item 1.           Legal Proceedings:                 None
                  ------------------

Item 2.           Changes in Securities:             None
                  ----------------------

Item 3.           Defaults Upon Senior Securities:            None
                  --------------------------------

Item 4.           Submission of Matters to a Vote of Security Holders:
                  ----------------------------------------------------

                  None

Item 5.           Other Information:                 None
                  ------------------

Item 6.           Exhibits and Reports on Form 8-K:
                  ---------------------------------

                  (a) Exhibits - 27 - Financial Data Schedule

                  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

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






                                           NATIONAL DIVERSIFIED SERVICES, INC.
                                           -----------------------------------
                                                     (Registrant)




Dated: May 15, 1998                          /s/Morry Rubin
                                            ----------------------------------
                                            Morry Rubin, President, Chief
                                                Executive, Financial and
                                                Accounting Officer