Form 10-Q
period 1998-06-30
NATIONAL DIVERSIFIED SERVICES INC
filed 1998-08-17
CIK 772784

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-Q

 [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended June 30, 1998

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


6,548,870  Common Shares,  $.001 par value were issued and  outstanding at June
--------------------------------------------------------------------------------
30, 1998.
---------

                       NATIONAL DIVERSIFIED SERVICES, INC.
                       -----------------------------------


                                      INDEX
                                      -----




                                                                           Page
                                                                         Number
                                                                         ------


PART I.  FINANCIAL INFORMATION

   Item 1.           Financial Statements

                     Consolidated Balance Sheets                             3
                       June 30, 1998 (Unaudited) and
                       December 31, 1997

                     Consolidated Statements of Operations                   4
                       Three Months and Six Months ended June 30,
                       1998 and June 30, 1997 (Unaudited)

                     Consolidated Statements of Cash Flows                   5
                       Six Months Ended June 30, 1998 and
                       June 30, 1997 (Unaudited)

                     Notes to Financial Statements (Unaudited)               6

   Item 2.           Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                            7

PART II.          OTHER INFORMATION                                          8


SIGNATURES                                                                   9

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                               JUNE 30,          DECEMBER 31,
                                                                                 1998                1997
                                                                             -----------         ------------
                                                                             (Unaudited)           (Audited)

CURRENT ASSETS:
   Cash and cash equivalents                                                 $   266,609         $   275,937
   Interest receivable                                                             1,514               1,775
   Other current assets                                                            1,656               1,656
                                                                             -----------         -----------

                  Total current assets                                           269,779             279,368
                                                                             -----------         -----------

                  TOTAL                                                      $   269,779         $   279,368
                                                                             ===========         ===========


                                   LIABILITIES

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                     $     8,955         $     8,063
                                                                             -----------         -----------

                  Total current liabilities                                        8,955               8,063

ACCRUED SALARIES - officer                                                        58,750              58,750
                                                                             -----------         -----------

                  Total liabilities                                               67,705              66,813
                                                                             -----------         -----------


                              STOCKHOLDERS' EQUITY

Common stock, $.001 par value; authorized 30,000,000
   shares, issued 6,553,870 shares                                                 6,554               6,554
Additional paid-in capital                                                       705,755             705,755
                                                                             -----------         -----------
                  Total                                                          712,309             712,309

Accumulated deficit                                                             (510,230)           (499,749)
                                                                             -----------         -----------
                                                                                 202,079             212,560
Less:  5,000 shares of treasury stock, at cost                                         5                   5
                                                                             -----------         -----------

                  Total stockholders' equity                                     202,074             212,555
                                                                             -----------         -----------

                  TOTAL                                                      $   269,779         $   279,368
                                                                             ===========         ===========

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                  SIX                           THREE
                                                             MONTHS ENDED                   MONTHS ENDED
                                                               JUNE 30,                       JUNE 30,
                                                     -----------------------------  --------------------------
                                                          1998           1997           1998            1997
                                                     -------------   -------------  -------------  -----------
REVENUES - interest                                    $    7,521      $   7,254       $   4,361     $   3,621


GENERAL AND ADMINISTRATIVE
   EXPENSES                                                18,002          7,418           9,687         3,666
                                                       ----------      ---------       ---------     ---------


NET LOSS                                               $  (10,481)     $    (164)      $  (5,326)    $     (45)
                                                       ==========      =========       =========     =========


NET LOSS PER SHARE, BASED
   ON THE WEIGHTED AVERAGE
   SHARES OUTSTANDING                                  $     -   *     $    -   *      $    -   *    $      - *
                                                       ==========      =========       =========     =========


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
                                                        =========      =========       =========     =========




*Less than $.01 per share

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                                 SIX
                                                                                            MONTHS ENDED
                                                                                              JUNE 30,
                                                                                        1998            1997
                                                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                          $    (10,481)  $       (164)
                                                                                     ------------   ------------
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Changes in assets and liabilities:
         Interest receivable                                                                  261          1,383
         Accounts payable and accrued expenses                                                892          1,957
                                                                                     ------------   ------------

                  Total adjustments                                                         1,153          3,340
                                                                                     ------------   ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                        (9,328)         3,176
                                                                                     ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                    (9,328)         3,176

CASH AND CASH EQUIVALENTS - beginning                                                     275,937        272,574
                                                                                     ------------   ------------

CASH AND CASH EQUIVALENTS - ending                                                   $    266,609   $    275,750
                                                                                     ============   ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                                        $        380   $        404

                                                                                     ============   ============

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (Unaudited)


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


NOTE 4 - ACCRUED SALARIES - OFFICER

     Accrued salaries - officer represents $58,750 for the period December 1986 to November 22, 1989.

           Management's Discussion and Analysis of Financial Condition
           -----------------------------------------------------------
                            and Results of Operations
                            -------------------------

Results of Operations

         During the six months ended June 30, 1998, the Company had no revenues other than interest income since the Company terminated its import and sale business operations in 1990. The Company is presently exploring various business opportunities that may be available to it. No assurances can be given that the Company will be successful in completing a transaction to acquire an operating business.

Liquidity and Capital Resources

         Financing of the Company's activities has been provided from the public sale of its securities for cash amounting to a net of approximately $600,000. At June 30, 1998, the Company's working capital amounted to $260,824 with cash assets of $266,609. Management believes that its cash assets are adequate to meet the Company's short term and long term liquidity and cash requirements until such time, if ever, as the Company completes a transaction to establish an operating business.

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

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

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





                                          NATIONAL DIVERSIFIED SERVICES, INC.
                                          -----------------------------------
                                                      (Registrant)




Dated: August 13, 1998                        /s/Morry Rubin
                                          -----------------------------------
                                             Morry Rubin, President, Chief
                                             Executive, Financial and
                                                      Accounting Officer