Form 10-Q
period 1998-09-30
NATIONAL DIVERSIFIED SERVICES INC
filed 1998-11-10
CIK 772784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

Commission File Number:  2-99080
--------------------------------

                       NATIONAL DIVERSIFIED SERVICES, INC.
             (Exact name of Registrant as specified in its charter)

          Delaware                                                 11-2820379
--------------------------------                            --------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

c/o Lester Morse P.C.
111 Great Neck Road, Suite #420
Great Neck, New York                                                11021
---------------------------------                            -------------------
(Address of principal executive offices)                           (Zip  Code)

Registrant's telephone number,
including area code:                                           (516) 487-1419
                                                             -------------------

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

                                                Yes  x .   No ___.

6,548,870 Common Shares, $.001 par value were issued and outstanding at June 30, 1998.

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


              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                               JUNE 30,          DECEMBER 31,
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
                                                        =========      =========       =========     =========




*Less than $.01 per share

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                                 SIX
                                                                                            MONTHS ENDED
                                                                                              JUNE 30,
                                                                                    ----------------------------
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








                                          NATIONAL DIVERSIFIED SERVICES, INC.
                                          -----------------------------------
                                                      (Registrant)




Dated: November 9, 1998                        /s/Morry Rubin
                                          -----------------------------------
                                             Morry Rubin, President, Chief
                                             Executive, Financial and
                                                      Accounting Officer