Form 10-Q/A
period 1998-09-30
NATIONAL DIVERSIFIED SERVICES INC
filed 1998-11-16
CIK 772784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-Q/A No. 1

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number: 2-99080

                      NATIONAL DIVERSIFIED SERVICES, INC.
             (Exact name of Registrant as specified in its charter)

          Delaware                                                 11-2820379
-----------------------------------                        ---------------------
(State or other jurisdictio                                   (I.R.S. Employer
of incorporation o  organization)                            Identification No.)

c/o Lester Morse P.C.
111 Great Neck Road, Suite #420
Great Neck, New York                                                11021
------------------------------------                          ------------------
(Address of principal executive offices)                         (Zip  Code)

Registrant's telephone number,
including area code:                                             (516) 487-1419
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

                                                Yes  x .   No ___.

6,548,870 Common Shares, $.001 par value were issued and outstanding at September 30, 1998.

                       NATIONAL DIVERSIFIED SERVICES, INC.
                       -----------------------------------


                                      INDEX
                                      ----




                                                                                                               Page
                                                                                                             Number


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                           Consolidated Balance Sheets                                                            3
                             September 30, 1998 (Unaudited) and
                             December 31, 1997

                           Consolidated Statements of Operations                                                  4
                             Three Months and Nine Months ended September 30,
                             1998 and September 30, 1997 (Unaudited)

                           Consolidated Statements of Cash Flows                                                  5
                             Nine Months Ended September 30, 1998 and
                              September 30, 1997 (Unaudited)

                           Notes to Financial Statements (Unaudited)                                              6

         Item 2.  Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations                                                                           7

PART II. OTHER INFORMATION                                                                                        8


SIGNATURES                                                                                                        9


              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                          SEPTEMBER 30,         DECEMBER 31,
                                                                              1998                   1997
                                                                           -----------           -----------
                                                                           (Unaudited)             (Audited)

CURRENT ASSETS:
   Cash and cash equivalents                                               $   262,027           $   275,937
   Interest receivable                                                           2,610                 1,775
   Other current assets                                                          1,656                 1,656
                                                                           -----------           -----------

                  Total current assets                                         266,293               279,368
                                                                           -----------           -----------

                  TOTAL                                                    $   266,293           $   279,368
                                                                           ===========           ===========


                                   LIABILITIES

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                   $     6,579           $     8,063
                                                                           -----------           -----------

                  Total current liabilities                                      6,579                 8,063

ACCRUED SALARIES - officer                                                      58,750                58,750
                                                                           -----------           -----------

                  Total liabilities                                             65,329                66,813
                                                                           -----------           -----------


                              STOCKHOLDERS' EQUITY

Common stock, $.001 par value; authorized 30,000,000
   shares, issued 6,553,870 shares                                               6,554                 6,554
Additional paid-in capital                                                     705,755               705,755
                                                                           -----------           -----------
                  Total                                                        712,309               712,309

Accumulated deficit                                                           (511,340)             (499,749)
                                                                           -----------           -----------
                                                                               200,969               212,560
Less:  5,000 shares of treasury stock, at cost                                       5                     5
                                                                           -----------           -----------

                  Total stockholders' equity                                   200,964               212,555
                                                                           -----------           -----------

                  TOTAL                                                    $   266,293           $   279,368
                                                                           ===========           ===========

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                 NINE                           THREE
                                                             MONTHS ENDED                   MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                       -------------------------       -----------------------
                                                          1998           1997           1998            1997
                                                       ----------      ---------       ---------     ---------

REVENUES - interest                                    $   10,991      $  11,694       $   3,470     $   5,455


GENERAL AND ADMINISTRATIVE
   EXPENSES                                                22,582         11,492           4,580         3,843
                                                       ----------      ---------       ---------     ---------


NET INCOME (LOSS)                                      $  (11,591)     $     202       $  (1,110)    $   1,612
                                                       ==========      =========       =========     =========


NET LOSS PER SHARE, BASED
   ON THE WEIGHTED AVERAGE
   SHARES OUTSTANDING                                  $    -   *      $   -   *       $   -   *     $     - *
                                                       =========       ========        ========      ========


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
                                                        =========      =========       =========     =========




*Less than $.01 per share
                                       4

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                                NINE
                                                                                            MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                     ---------------------------
                                                                                          1998          1997
                                                                                     --------------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                 $    (11,591)  $        202
                                                                                     ------------   ------------
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Changes in assets and liabilities:
         Interest receivable                                                                 (835)          (142)
         Accounts payable and accrued expenses                                             (1,484)           795
                                                                                     ------------   ------------

                  Total adjustments                                                        (2,319)           653
                                                                                     ------------   ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                       (13,910)           855
                                                                                     ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                   (13,910)           855

CASH AND CASH EQUIVALENTS - beginning                                                     275,937        277,832
                                                                                     ------------   ------------

CASH AND CASH EQUIVALENTS - ending                                                   $    262,027   $    278,687
                                                                                     ============   ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                                        $        380   $        388
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


NOTE 4 - ACCRUED SALARIES - OFFICER

     Accrued salaries - officer represents $58,750 for the period December 1986 to November 22, 1989.

           Management's Discussion and Analysis of Financial Condition
           -----------------------------------------------------------
                            and Results of Operations
                            -------------------------


Results of Operations

     During the nine months ended September 30, 1998, the Company had no revenues other than interest income since the Company terminated its import and sale business operations in 1990. The Company is presently exploring various business opportunities that may be available to it. No assurances can be given that the Company will be successful in completing a transaction to acquire an operating business.

Liquidity and Capital Resources

         Financing of the Company's activities has been provided from the public sale of its securities for cash amounting to a net of approximately $600,000. At September 30, 1998, the Company's working capital amounted to $259,714 with cash assets of $262,027. Management believes that its cash assets are adequate to meet the Company's short term and long term liquidity and cash requirements until such time, if ever, as the Company completes a transaction to establish an operating business.

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

                  None

Item 5.  Other Information:                 None

Item 6.  Exhibits and Reports on Form 8-K:

                  (a)      Exhibits - 27 - Financial Data Schedule

                  (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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