Form 10-K
period 1998-12-31
NATIONAL DIVERSIFIED SERVICES INC
filed 1999-03-31
CIK 772784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


                   For the fiscal year ended December 31, 1998
                                       OR


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


               For the transition period from ________ to ________

                       Commission File Number: 2-99080-NY

                       National Diversified Services, Inc.
             (Exact name of Registrant as specified in its charter)


          Delaware                                                                              11-2820379
(State or other jurisdiction of                                                                 (I.R.S. Employer
incorporation or organization                                                                   (Identification No.)


                              c/o Lester Morse P.C.
                              111 Great Neck Road
                           Great Neck, New York 11021
              (Address of principal executive offices) (Zip Code)


                         Registrant's telephone number,
                       including area code: (516) 487-1419


          Securities registered pursuant to Section 12(b) of the Act:

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

     As of March 1, 1999, the aggregate number of shares of the voting stock held by non-affiliates was 1,762,870 shares of Common Stock, $.001 par value. See "Item 5" regarding a sporadic market for the Company's Common Stock.

     The number of shares outstanding of the Issuer's Common Stock, as of March 1, 1999 was 6,548,870.

                                     PART I

Item 1.    Business

General

     NDS Diversified Services, Inc., formerly National Diversified Services, Inc. ("National" or the "Company") was incorporated under the laws of the State of Delaware on May 30, 1985.

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

     Management has been advised by its transfer agent (American Stock Transfer Company) that the approximate number of holders of the Company's Common Stock as of March 1, 1999 was 328.

     No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.

     Of the Company's issued and outstanding 6,548,870 shares of Common Stock as of March 1, 1999, 5,790,300 shares of the Company's restricted Common Stock may be sold in compliance with Rule 144. Rule 144 provides among other things and subject to certain limitations that a person holding restricted securities for a period of one year may sell those securities in brokerage transactions, in an amount equal to at least 1% of the Company's outstanding Common Stock every three months. Possible or actual sales of the Company's Common Stock under Rule 144 may have a depressive effect upon the price of the Company's Common Stock.

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

Item 6.  Selected Financial Data.

         Consolidated Statements of Operations Summary:


====================================================================================================================================
                          Year Ended             Year Ended              Year Ended              Year Ended             Year Ended
                         December 31,            December 31,            December 31,            December 31,           December 31,
                             1998                   1997                    1996                    1995                    1994
------------------------------------------------------------------------------------------------------------------------------------

Net Sales                $    -0-                $    -0-                $    -0-                $     -0-           $    -0-
------------------------------------------------------------------------------------------------------------------------------------
Net Income
(Loss)                     (14,750)                   525                    2,435                     3,204            (2,438)
------------------------------------------------------------------------------------------------------------------------------------
Net Income
(Loss) Per
Common Share                   *                       *                       *                        *                   *
====================================================================================================================================


  * Less than $.01 per share.

             Consolidated Balance Sheets Summary:

====================================================================================================================================
                            December              December 31,            December 31,            December 31,          December 31,
                            31,1998               1997                    1996                    1995                  1994

------------------------------------------------------------------------------------------------------------------------------------
Working
Capital                     $256,555              $271,305                $270,780                $268,345                $264,962
------------------------------------------------------------------------------------------------------------------------------------

Total Share-
holders'Equity              197,805                212,555                 212,030                 209,595                 206,391

------------------------------------------------------------------------------------------------------------------------------------
Total
Assets                      264,072                279,368                 278,924                 274,734                 269,281
====================================================================================================================================

   --------------------

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

Liquidity and Capital Resources

     Financing of the Company's activities has been provided from the public sale of its securities for cash amounting to a net of approximately $600,000. At December 31, 1998, the Company's working capital amounted to $256,555 with cash and cash equivalent assets of $262,303. The Company has an arrangement with George Rubin and Morry Rubin pursuant to which each received Warrants to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $.03 per share at any time until November 21, 2007 in exchange for them making available to the Company a line of credit of an aggregate up to $500,000. The Company believes that its presently available cash and cash equivalents combined with the availability of the above referenced line of credit are sufficient to fund the Company's search for a business opportunity. If successful in entering into such a business opportunity, the Company may require additional financing. No assurances can be given that the Company will be successful in entering into a business opportunity and if successful in securing additional financing for the Company on terms satisfactory to it, if at all.

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

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES




                          INDEX TO FINANCIAL STATEMENTS






                                                                                                        PAGE

INDEPENDENT AUDITORS' REPORT                                                                             F-1


CONSOLIDATED BALANCE SHEETS -
   DECEMBER 31, 1998 AND 1997                                                                            F-2

YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

   CONSOLIDATED STATEMENTS OF OPERATIONS                                                                 F-3


   CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                 F-4


   CONSOLIDATED STATEMENTS OF CHANGES IN
     STOCKHOLDERS' EQUITY                                                                                F-5


   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                         F-6 - F-8


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
National Diversified Services, Inc.
New York, New York


We have audited the accompanying consolidated balance sheets of National Diversified Services, Inc. and Subsidiaries as at December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for the three years ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Diversified Services, Inc. and Subsidiaries as at December 31, 1998, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                                    MILLER, ELLIN & COMPANY, LLP
                                                    CERTIFIED PUBLIC ACCOUNTANTS


February 19, 1999
New York, New York

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                     ASSETS

                                                                                            DECEMBER 31,
                                                                                        1998            1997
                                                                                    -------------  -------------

CURRENT ASSETS:
   Cash and cash equivalents                                                          $  262,303     $  275,937
   Interest receivable                                                                       113          1,775
   Other current assets                                                                    1,656          1,656
                                                                                      ----------     ----------

              Total current assets                                                    $  264,072     $  279,368
                                                                                         =======     ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                              $    7,517     $    8,063

ACCRUED SALARIES - officer                                                                58,750         58,750
                                                                                      ----------     ----------

              Total liabilities                                                           66,267         66,813
                                                                                      ----------     ----------

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value:
     Authorized 30,000,000 shares, issued
     6,553,870 shares in 1998 and 1997                                                     6,554          6,554
   Additional paid-in capital                                                            705,755        705,755
                                                                                      ----------     ----------
              Total                                                                      712,309        712,309

   Accumulated deficit                                                                  (514,499)      (499,749)
                                                                                      ----------     ----------
                                                                                         197,810        212,560
   Less: 5,000 shares of treasury stock, at cost                                               5              5
                                                                                      ----------     ----------
              Total stockholders' equity                                                 197,805        212,555
                                                                                      ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $  264,072     $  279,368
                                                                                      ==========     ==========


           See accompanying notes to consolidated financial statements

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                              YEARS ENDED DECEMBER 31,
                                                                         1998           1997            1996
                                                                     -------------  -------------  -------------

Interest income                                                       $     13,319   $     15,384   $     14,754

General and administrative expenses                                         28,069         14,859         12,319
                                                                      ------------   ------------   ------------

NET INCOME (LOSS)                                                     $    (14,750)  $        525   $      2,435
                                                                      ============   ============   ============


Net income (loss) per common share                                    $      -   *   $       -  *   $      -   *
                                                                      ===========    ===========    ===========


Weighted average number of common
   shares outstanding                                                    6,548,870      6,548,870      6,548,870
                                                                         =========      =========      =========


* Less than $.01 per share














           See accompanying notes to consolidated financial statements

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS






                                                                              YEARS ENDED DECEMBER 31,
                                                                         1998           1997            1996
                                                                     -------------  -------------  -------------

Cash flows from operating activities:
   Net income (loss)                                                   $  (14,750)    $      525     $    2,435
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Changes in assets and liabilities:
         Interest receivable                                                1,662            172            213
         Other current assets                                                -            (1,656)          -
         Accounts payable and accrued expenses                               (546)           (81)         1,755
                                                                       ----------     ----------     ----------

NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                                   (13,634)        (1,040)         4,403
                                                                       ----------     ----------     ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                   (13,634)        (1,040)         4,403

CASH AND CASH EQUIVALENTS - beginning                                     275,937        276,977        272,574
                                                                       ----------     ----------     ----------

CASH AND CASH EQUIVALENTS - end                                        $  262,303     $  275,937     $  276,977
                                                                       ==========     ==========     ==========


















           See accompanying notes to consolidated financial statements

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                            COMMON STOCK       ADDITIONAL                      TREASURY          TOTAL
                          $.001 PAR VALUE        PAID-IN   ACCUMULATED           STOCK        STOCKHOLDERS'
                         SHARES      AMOUNT      CAPITAL     DEFICIT       SHARES      COST      EQUITY

BALANCE AT
    January 1, 1996 .   6,553,870   $   6,554   $ 705,755   $(502,709)   $   5,000   $       5   $ 209,595

Net income for year .        --          --          --         2,435         --          --         2,435
                        ---------   ---------   ---------   ---------    ---------   ---------   ---------

BALANCE AT
    December 31, 1996   6,553,870       6,554     705,755    (500,274)       5,000           5     212,030

Net income for year .        --          --          --           525         --          --           525
                        ---------   ---------   ---------   ---------    ---------   ---------   ---------

BALANCE AT
    December 31, 1997   6,553,870       6,554     705,755    (499,749)       5,000           5     212,555

Net loss for year ...        --          --          --       (14,750)        --          --       (14,750)
                        ---------   ---------   ---------   ---------    ---------   ---------   ---------

BALANCE AT
    December 31, 1998   6,553,870   $   6,554   $ 705,755   $(514,499)       5,000   $       5   $ 197,805
                        =========   =========   =========   =========    =========   =========   =========




           See accompanying notes to consolidated financial statements

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996




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

     Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Concentrations of Credit Risk

     The Company places its cash balances with high credit quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit. At December 31, 1998, no amounts were in excess of the FDIC limit.

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

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Income Taxes

     The Company utilized SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts of the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur.


NOTE B - ACCRUED SALARIES - OFFICER

     Accrued salaries, officer represents $58,750 for the period December 1986 to November 22, 1989.


NOTE C - INCOME TAXES

     The component of the deferred tax asset at December 31, is as follows:

                                                                         1998           1997
                                                                     -------------  -------------

              Net operating losses                                    $   185,973    $   180,073
              Valuation allowance                                        (185,973)      (180,073)
                                                                      -----------    -----------
                                                                      $      -       $      -
                                                                      ===========    ===========

     At December 31, 1998 and 1997, a valuation allowance of 100% is provided as it is uncertain if the deferred tax asset will be utilized.

     Reconciliation of statutory rate to effective income tax rate is as follows:

                                                                         1998           1997            1996
                                                                     -------------  -------------  -------------

              Book income (loss)                                     $     (14,750) $         525  $       2,435
                                                                     -------------  -------------  -------------

              Tax at federal statutory rate                                 (5,015)           179            828
              State income tax                                                (885)            32            146
              Net operating loss carryforward (back)                         5,900           (210)          (974)
              Deferred income taxes                                        185,973        180,073        180,283
              Valuation allowance                                         (185,973)      (180,073)      (180,283)
                                                                     -------------  -------------  -------------
                                                                     $        -     $        -     $        -
                                                                     =============  =============  =============

     At  December  31,  1998,   the  Company  has  unused  net  operating   loss
     carryforwards of approximately $465,000 expiring from 2001 through 2009.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE D - EARNINGS PER SHARE

     Earnings per share is based on the weighted average number of shares of common stock outstanding and has been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards No. 128. In 1998 and 1997, common stock equivalents (stock warrants) have not been included as the exercise price of the stock warrants is greater than market price of the common stock.


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

                                                  Officers &                                       Officer &
                                                   Directors             Non-Affiliates            Director

     Date of grant                          November 21, 1997           November 24, 1997           November 25, 1997
     Expiration date                        November 21, 2007           November 21, 2007           November 21, 2007
     Number of shares under option          2,000,000                       200,000                      100,000
     Option price                            $.03                           $.03                         $.03
     Quoted market price at date of grant   $0.00                          $0.00                        $0.00


NOTE F - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The amounts at which current assets and total liabilities are presented in the balance sheet approximate their fair value due to their short maturities.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         (a)      Identification of Directors

     The names, ages and principal occupations of the Company's present directors, and the date on which their term of office commenced and expires, are as follows:

                                                     First
                                        Term of      Became      Principal
Name                       Age          Office       Director    Occupation

George Rubin               71           (1)          1989        Private Investor

Morry Rubin                39           (1)          1998        Private Investor

Stacy Goldberg             36           (1)          1995        Private Investor

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

     George Rubin served as Chief Executive Officer of the Company during 1997 before his son, Morry F. Rubin, was elected Chief Executive Officer of the Company on February 1, 1998. The following is the summary compensation table for the Company's two Executive Officers for 1998, 1997 and 1996.

                           SUMMARY COMPENSATION TABLE

====================================================================================================================================
                                                                                          Long Term Compensation
------------------------------------------------------------------------------------------------------------------------------------
                                         Annual Compensation                   Awards                Payouts
------------------------------------------------------------------------------------------------------------------------------------
           (a)               (b)       (c)           (d)        (e)        (f)          (g)            (h)        (i)
                                                               Other                                              All
          Name                                                Annual    Restricted                               Other
           and                                                Compen-     Stock        Number of      LTIP      Compen-
        Principal                                              sation    Award(s)      Options/      Payouts    sation
        Position             Year      Salary ($)   Bonus ($)   ($)        ($)         Warrants       ($)        ($)(2)
------------------------------------------------------------------------------------------------------------------------------------
George Rubin,               1998       -0-          -0-         -0-        -0-           -0-          -0-         -0-
former Chief
Executive Officer           1997       -0-          -0-         -0-        -0-       1,000,000 (1)    -0-         -0-
and currently
Chairman of the
Board                       1996       -0-          -0-         -0-        -0-           -0-          -0-         -0-


Morry F. Rubin,             1998       -0-          -0-         -0-        -0-           -0-          -0-         -0-
Chief Executive
Officer                     1997       -0-          -0-         -0-        -0-       1,000,000 (1)    -0-         -0-

                            1996       -0-          -0-         -0-        -0-           -0-          -0-         -0-
====================================================================================================================================

(1)See "Item 7 and Item 13."

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTIONS/WARRANTS VALUES

         The information provided in the table below provides information with respect to each exercise of the Company's stock options/warrants during fiscal 1998 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options/warrants.


==========================================================================================================================
           (a)                   (b)               (c)                     (d)                           (e)
                                                                                                      Value of
                                                                        Number of                    Unexercised
                                Shares                                 Unexercised                  In-the-Money
                               Acquired                             Options/Warrants              Options/Warrants
                                  on              Value               at FY-End (#)                 at Fy-End($)
                               Exercise          Realized              Exercisable/                 Exercisable/
          Name                   (#)              ($)(1)              Unexercisable               Unexercisable(1)
--------------------------------------------------------------------------------------------------------------------------
George Rubin                     -0-               -0-             1,000,000 / -0-                      N/A

--------------------------------------------------------------------------------------------------------------------------
Morry F. Rubin                   -0-               -0-            1,000,000 / -0-                       N/A
==========================================================================================================================


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

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

     As of March 1, 1999 the only persons of record who held or were known to own (or believed by the Company to own) beneficially more than 5% of the outstanding 6,548,870 shares of Common Stock of the Company (the only voting security) were as indicated in the table below. Such table also sets forth the beneficial ownership of executive officers, directors, both individually and as a group.

                                            Approximate
                              Number of       Percent
    Name                       Shares        of Class

    Morry F. Rubin
    (1)(2)(3)(4)               3,403,000        45.1

    George Rubin (1)(2)(3)(4)  3,383,000        44.8

    Stacy Goldberg (3)(5)        100,000          *

    All officers and
     directors as a
     group (two persons)(4)    6,786,000        79.4
---------------

     * Represents less than one percent of the Company's outstanding shares of Common Stock.

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

         (a)(3)       Exhibits

                      3       Certificate of Incorporation and Amendments thereto (1)

                      3(A)    By-Laws (1)

                      21      Subsidiaries  of Registrant (2)

                      27      Financial Data Schedule (3)

                      99      Form of Warrants granted to Morry Rubin and George Rubin (4)

                      99.1    Form of Warrant granted to Stacy Goldberg (4)

                      99.2    Form of Warrant granted to Lester Morse and Steven Morse (4)

----------------

     (1) Exhibits 3 and 3(A) are incorporated by reference from Registration No. 99080 which were filed in a Registration Statement on Form S-18.

     (2) The Company had no active subsidiaries during the year ended December 31, 1998.

     (3) Filed herewith.

     (4) Incorporated by reference to the Company's Form 10-K for its fiscal year ended December 31, 1998.

         (b)          Reports on Form 8-K.
                      No Form 8-K was filed or required to be filed during the fourth quarter of 1998.

                                   SIGNATURES

         Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


NDS DIVERSIFIED SERVICES, INC.


BY: /s/ George Rubin
George Rubin, Chairman of the Board


Dated:  March 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                            Title                              Date


                                                     President, Chief
                                                     Executive Officer,
                                                     Treasurer, Principal
                                                     Financial and                       March 29, 1999
/s/ Morry Rubin                                      Accounting Officer
MORRY RUBIN                                          and Director



/s/ Stacy Goldberg                                   Director and Secretary              March 29, 1999
STACY GOLDBERG


/s/ George Rubin                                     Chairman of the Board               March 29, 1999
GEORGE RUBIN