Form 10-Q
period 1999-03-31
NATIONAL DIVERSIFIED SERVICES INC
filed 1999-05-17
CIK 772784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1999

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

     Yes x . No ___.

     6,548,870 Common Shares, $.001 par value were issued and outstanding at March 31, 1999.

                       NATIONAL DIVERSIFIED SERVICES, INC.


                                      INDEX




                                                                                                               Page
                                                                                                             Number


PART I.  FINANCIAL INFORMATION

         Item 1.           Financial Statements

                           Consolidated Balance Sheets                                                            3
                             March 31, 1999 (Unaudited) and
                             December 31, 1998

                           Consolidated Statements of Operations                                                  4
                             Three Months ended March 31,
                             1999 and March 31, 1998 (Unaudited)

                           Consolidated Statements of Cash Flows                                                  5
                             Three Months Ended March 31, 1999 and
                              March 31, 1998 (Unaudited)

                           Notes to Financial Statements (Unaudited)                                              6

         Item 2.           Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations                                                                           7

PART II.          OTHER INFORMATION                                                                               8


SIGNATURES                                                                                                        9



              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                            MARCH 31,        DECEMBER 31,
                                                                              1999                   1998
                                                                           (Unaudited)             (Audited)

CURRENT ASSETS:
   Cash and cash equivalents                                               $   257,700           $   262,303
   Interest receivable                                                           1,114                   113
   Other current assets                                                          1,656                 1,656
                                                                           -----------           -----------

                  Total current assets                                         260,470               264,702
                                                                           -----------           -----------

                  TOTAL                                                    $   260,470           $   264,072
                                                                           ===========           ===========


                                   LIABILITIES

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                   $     5,620           $     7,517
                                                                           -----------           -----------

                  Total current liabilities                                      5,620                 7,517

ACCRUED SALARIES - officer                                                      58,750                58,750
                                                                           -----------           -----------

                  Total liabilities                                             64,370                66,267
                                                                           -----------           -----------


                              STOCKHOLDERS' EQUITY

Common stock, $.001 par value; authorized 30,000,000
   shares, issued 6,553,870 shares                                               6,554                 6,554
Additional paid-in capital                                                     705,755               705,755
                                                                           -----------           -----------
                  Total                                                        712,309               712,309

Accumulated deficit                                                           (516,204)             (514,499)
                                                                           -----------           -----------
                                                                               196,105               197,810
Less:  5,000 shares of treasury stock, at cost                                       5                     5
                                                                           -----------           -----------

                  Total stockholders' equity                                   196,100               197,805
                                                                           -----------           -----------

                  TOTAL                                                    $   260,470           $   264,072
                                                                           ===========           ===========


           See accompanying notes to consolidated financial statements

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998





                                                                                          1999           1998
                                                                                      -----------    -----------

REVENUES - interest                                                                    $   3,174       $  3,159


GENERAL AND ADMINISTRATIVE
   EXPENSES                                                                                4,879          8,315
                                                                                       ---------       --------


NET LOSS                                                                               $  (1,705)      $ (5,156)
                                                                                       =========       ========


NET LOSS PER SHARE, BASED
   ON THE WEIGHTED AVERAGE
   SHARES OUTSTANDING                                                                  $    -   *      $   -   *
                                                                                       =========       ========


NUMBER OF SHARES USED TO
   COMPUTE LOSS PER SHARE                                                              6,548,870       6,548,870
                                                                                       =========       =========




*Less than $.01 per share












           See accompanying notes to consolidated financial statements

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                                THREE
                                                                                            MONTHS ENDED
                                                                                              MARCH 31,
                                                                                        1999            1998
                                                                                    -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                          $     (1,705)  $     (5,156)
                                                                                     ------------   ------------
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Changes in assets and liabilities:
         Interest receivable                                                               (1,001)         2,275
         Accounts payable and accrued expenses                                             (1,897)          (208)
                                                                                     ------------   ------------

                  Total adjustments                                                        (2,898)         2,067
                                                                                     ------------   ------------

NET CASH USED IN OPERATING ACTIVITIES                                                      (4,603)        (3,089)
                                                                                     ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                    (4,603)        (3,089)

CASH AND CASH EQUIVALENTS - beginning                                                     262,303        275,937
                                                                                     ------------   ------------

CASH AND CASH EQUIVALENTS - ending                                                   $    257,700   $    272,848
                                                                                     ============   ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                                        $      1,031   $        380
                                                                                     ============   ============













           See accompanying notes to consolidated financial statements

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the consolidated financial statements of the Company at December 31, 1998, included in its annual report on Form 10-K. Such statements should be read in conjunction with the data herein.


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


NOTE 4 - ACCRUED SALARIES - OFFICER

     Accrued salaries - officer represents $58,750 for the period December 1986 to November 22, 1989.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations

         During the three months ended March 31, 1999, the Company had no revenues other than interest income since the Company terminated its import and sale business operations in 1990. The Company is presently exploring various business opportunities that may be available to it. No assurances can be given that the Company will be successful in completing a transaction to acquire an operating business.

Liquidity and Capital Resources

         Financing of the Company's activities has been provided from the public sale of its securities for cash amounting to a net of approximately $600,000. At March 31, 1999, the Company's working capital amounted to $254,850 with cash assets of $257,700. Management believes that its cash assets are adequate to meet the Company's short term and long term liquidity and cash requirements until such time, if ever, as the Company completes a transaction to establish an operating business.

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

(b) No reports on Form 8-K were filed during the quarter ended
March 31, 1999.

                       NATIONAL DIVERSIFIED SERVICES, INC.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





NATIONAL DIVERSIFIED SERVICES, INC.

(Registrant)




Dated: May 17, 1999                             /s/Morry Rubin
                                                   Morry Rubin, President, Chief
                                                   Executive, Financial and
                                                   Accounting Officer