Form 10-Q
period 1999-06-30
NATIONAL DIVERSIFIED SERVICES INC
filed 1999-08-16
CIK 772784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1999

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

     6,548,870 Common Shares, $.001 par value were issued and outstanding at June 30, 1999.

                       NATIONAL DIVERSIFIED SERVICES, INC.


                                      INDEX




                                                                                                               Page
                                                                                                             Number


PART I.  FINANCIAL INFORMATION

         Item 1.           Financial Statements

                           Consolidated Balance Sheets                                                            3
                             June 30, 1999 (Unaudited) and
                             December 31, 1998

                           Consolidated Statements of Operations                                                  4
                             Three Months and Six Months ended June 30,
                             1999 and June 30, 1998 (Unaudited)

                           Consolidated Statements of Cash Flows                                                  5
                             Six Months Ended June 30, 1999 and
                              June 30, 1998 (Unaudited)

                           Notes to Financial Statements (Unaudited)                                              6

         Item 2.           Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations                                                                           7

PART II.          OTHER INFORMATION                                                                               8


SIGNATURES                                                                                                        9


              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                            JUNE 30,         DECEMBER 31,
                                                                              1999                   1998
                                                                           (Unaudited)             (Audited)

CURRENT ASSETS:
   Cash and cash equivalents                                               $   258,728           $   262,303
   Interest receivable                                                             213                   113
   Other current assets                                                          1,656                 1,656
                                                                           -----------           -----------

                  Total current assets                                         260,597               264,702
                                                                           -----------           -----------

                  TOTAL                                                    $   260,597           $   264,072
                                                                           ===========           ===========


                                   LIABILITIES

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                   $     5,035           $     7,517
                                                                           -----------           -----------

                  Total current liabilities                                      5,035                 7,517

ACCRUED SALARIES - officer                                                      58,750                58,750
                                                                           -----------           -----------

                  Total liabilities                                             63,785                66,267
                                                                           -----------           -----------


                              STOCKHOLDERS' EQUITY

Common stock, $.001 par value; authorized 30,000,000
   shares, issued 6,553,870 shares                                               6,554                 6,554
Additional paid-in capital                                                     705,755               705,755
                                                                           -----------           -----------
                  Total                                                        712,309               712,309

Accumulated deficit                                                           (515,492)             (514,499)
                                                                           -----------           -----------
                                                                               196,817               197,810
Less:  5,000 shares of treasury stock, at cost                                       5                     5
                                                                           -----------           -----------

                  Total stockholders' equity                                   196,812               197,805
                                                                           -----------           -----------

                  TOTAL                                                    $   260,597           $   264,072
                                                                           ===========           ===========


           See accompanying notes to consolidated financial statements

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                       SIX                        THREE
                                                                  MONTHS ENDED                MONTHS ENDED
                                                                    JUNE 30,                    JUNE 30,
                                                            ------------------------    ------------------------
                                                               1999         1998            1999         1998
                                                            -----------  -----------    -----------  -----------

REVENUES - interest                                           $  6,349    $    7,521      $  3,175     $  4,361


GENERAL AND ADMINISTRATIVE
   EXPENSES                                                      7,342        18,002         2,463        9,687
                                                              --------    ----------      --------     --------


NET INCOME (LOSS)                                             $   (993)   $  (10,481)     $    712     $ (5,326)
                                                              ========    ==========      ========     ========


NET LOSS PER SHARE, BASED
   ON THE WEIGHTED AVERAGE
   SHARES OUTSTANDING                                         $   -   *   $     -   *     $   -   *    $   -   *
                                                              ========    ==========      ========     ========


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


*Less than $.01 per share





           See accompanying notes to consolidated financial statements

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                                 SIX
                                                                                            MONTHS ENDED
                                                                                              JUNE 30,
                                                                                        1999            1998
                                                                                    -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                          $       (993)  $    (10,481)
                                                                                     ------------   ------------
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Changes in assets and liabilities:
         Interest receivable                                                                 (100)           261
         Accounts payable and accrued expenses                                             (2,482)           892
                                                                                     ------------   ------------

                  Total adjustments                                                        (2,582)         1,153
                                                                                     ------------   ------------

NET CASH USED IN OPERATING ACTIVITIES                                                      (3,575)        (9,328)
                                                                                     ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                    (3,575)        (9,328)

CASH AND CASH EQUIVALENTS - beginning                                                     262,303        275,937
                                                                                     ------------   ------------

CASH AND CASH EQUIVALENTS - ending                                                   $    258,728   $    266,609
                                                                                     ============   ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                                        $      1,031   $        380
                                                                                     ============   ============





           See accompanying notes to consolidated financial statements

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (UNAUDITED)



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


NOTE 4 - ACCRUED SALARIES - OFFICER

     Accrued salaries - officer represents $58,750 for the period December 1986 to November 22, 1989.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations

         During the three months and six months ended June 30, 1999, the Company had no revenues other than interest income since the Company terminated its import and sale business operations in 1990. The Company is presently exploring various business opportunities that may be available to it. No assurances can be given that the Company will be successful in completing a transaction to acquire an operating business.

Liquidity and Capital Resources

         Financing of the Company's activities has been provided from the public sale of its securities for cash amounting to a net of approximately $600,000. At June 30, 1999, the Company's working capital amounted to $255,562 with cash assets of $258,728. Management believes that its cash assets are adequate to meet the Company's short term and long term liquidity and cash requirements until such time, if ever, as the Company completes a transaction to establish an operating business.

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

(b) No reports on Form 8-K were filed during the quarter ended
June 30, 1999.

                       NATIONAL DIVERSIFIED SERVICES, INC.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             NATIONAL DIVERSIFIED SERVICES, INC.

                                                                    (Registrant)




Dated: August 13, 1999                          /s/Morry Rubin
                                                   Morry Rubin, President, Chief
                                                   Executive, Financial and
                                                   Accounting Officer