Form 10-K
period 1999-12-31
NATIONAL DIVERSIFIED SERVICES INC
filed 2000-03-30
CIK 772784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


                   For the fiscal year ended December 31, 1999
                                       OR


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


               For the transition period from ________ to ________

                       Commission File Number: 2-99080-NY

                       National Diversified Services, Inc.
        -----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                                                       11-2820379
-----------------------------                                                          -------------------
(State or other jurisdiction of                                                          (I.R.S. Employer
incorporation or organization                                                          (Identification No.)


                             c/o Lester Morse P.C.
                               111 Great Neck Road
                           Great Neck, New York 11021
                 -------------------------------------- -------
              (Address of principal executive offices) (Zip Code)


                         Registrant's telephone number,
                      including area code: (516) 487-1419
                                 ---------------


Securities registered pursuant to Section 12(b) of the Act:

                                                       None

Securities registered pursuant to Section 12(g) of the Act:

                                                       None

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

     As of March 27, 2000, the aggregate number of shares of the voting stock held by non-affiliates was 1,762,870 shares of Common Stock, $.001 par value. See "Item 5" regarding a sporadic market for the Company's Common Stock.

     The number of shares outstanding of the Issuer's Common Stock, as of March 27, 2000 was 6,548,870.

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

         The Company may use independent consultants (who may agree to receive stock of the Company in payment for their services in lieu of cash) to explore areas of, and to seek out, acquisition prospects. Such independent consultants would be expected to have such expertise or knowledge which would be of use to Management in any investment decision. The Company has not engaged any independent consultants as of March 27, 2000.

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

         Management has been advised by its transfer agent (American Stock Transfer Company) that the approximate number of holders of the Company's Common Stock as of March 27, 2000 was 328.

         No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.

         Of the Company's issued and outstanding 6,548,870 shares of Common Stock as of March 27, 2000, 5,790,300 shares of the Company's restricted Common Stock may be sold in compliance with Rule 144. Rule 144 provides among other things and subject to certain limitations that a person holding restricted securities for a period of one year may sell those securities in brokerage transactions, in an amount equal to at least 1% of the Company's outstanding Common Stock every three months. Possible or actual sales of the Company's Common Stock under Rule 144 may have a depressive effect upon the price of the Company's Common Stock.

Broker-Dealer Sales of Company's Registered Securities.

         Except where the Company's Common Stock has a market price of at least $5.00 per share, the Company's Registered Securities are covered by a Securities and Exchange Commission ("SEC") rule that imposes additional sales practice requirements on broker- dealers who sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule affects the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in the secondary market.

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

Item 6.           Selected Financial Data.

         Consolidated Statements of Operations Summary:



                         Year Ended            Year Ended             Year Ended             Year Ended            Year Ended
                        December 31,           December 31,           December 31,           December 31,          December 31,
                            1999                  1998                   1997                   1996                   1995

Net Sales               $    -0-               $    -0-               $    -0-               $        -0-          $    -0-

Net Income
(Loss)                    (4,514)                 (14,750)                 525                      2,435             3,204

Net Income
(Loss) Per
Common Share                      *                 *                       *                          *                 *
======================  =====================  =====================  =====================  ===================== =================


  * Less than $.01 per share.

             Consolidated Balance Sheets Summary:


                          December              December 31,           December 31,         December 31,            December 31,
                          31, 1999                   1998                   1997                1996                  1995
Working
Capital                    $ 252,041            $256,555               $271,305              $270,780               $268,345

Total Share-
holders'Equity               193,291             197,805                212,555               212,030                209,595

Total
Assets                       256,885             264,072                279,368               278,924                274,734
========================= ===================== =====================  ===================== =====================  ================
   --------------------

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

Liquidity and Capital Resources

         Financing of the Company's activities has been provided from the public sale of its securities for cash amounting to a net of approximately $600,000. At December 31, 1999, the Company's working capital amounted to $252,041 with cash and cash equivalent assets of $252,466. The Company has an arrangement with George Rubin and Morry Rubin pursuant to which each received Warrants to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $.03 per share at any time until November 21, 2007 in exchange for them making available to the Company a line of credit of an aggregate up to $500,000. The Company believes that its presently available cash and cash equivalents combined with the availability of the above referenced line of credit are sufficient to fund the Company's search for a business opportunity. If successful in entering into such a business opportunity, the Company may require additional financing. No assurances can be given that the Company will be successful in entering into a business opportunity and if successful in securing additional financing for the Company on terms satisfactory to it, if at all.

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

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                        PAGE

INDEPENDENT AUDITORS' REPORT                                                                             F-1


CONSOLIDATED BALANCE SHEETS -

   DECEMBER 31, 1999 AND 1998                                                                            F-2

YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

     STOCKHOLDERS' EQUITY                                                                                F-5


   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                         F-6 - F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
National Diversified Services, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of National Diversified Services, Inc. and Subsidiaries as at December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for the three years ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Diversified Services, Inc. and Subsidiaries as at December 31, 1999, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                    MILLER, ELLIN & COMPANY, LLP
                                                    CERTIFIED PUBLIC ACCOUNTANTS


New York, New York
March 22, 2000

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                            DECEMBER 31,
                                                                                        1999            1998

CURRENT ASSETS:
   Cash and cash equivalents                                                          $  252,466     $  262,303
   Interest receivable                                                                     2,763            113
   Other current assets                                                                    1,656          1,656
                                                                                      ----------     ----------

              Total current assets                                                    $  256,885     $  264,072
                                                                                      ==========     ==========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                              $    4,844     $    7,517

ACCRUED SALARIES - officer                                                                58,750         58,750
                                                                                      ----------     ----------

              Total liabilities                                                           63,594         66,267
                                                                                      ----------     ----------

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value:
     Authorized 30,000,000 shares, issued

     6,553,870 shares in 1998 and 1997                                                     6,554          6,554
   Additional paid-in capital                                                            705,755        705,755
                                                                                      ----------     ----------
              Total                                                                      712,309        712,309

   Accumulated deficit                                                                  (519,013)      (514,499)
                                                                                      ----------     ----------
                                                                                         193,296        197,810
   Less: 5,000 shares of treasury stock, at cost                                               5              5
                                                                                      ----------     ----------
              Total stockholders' equity                                                 193,291        197,805
                                                                                      ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $  256,885     $  264,072
                                                                                      ==========     ==========

           See accompanying notes to consolidated financial statements

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              YEARS ENDED DECEMBER 31,

                                                                         1999           1998            1997
                                                                     -------------  -------------  ---------

Interest income                                                       $     13,384   $     13,319   $     15,384

General and administrative expenses                                         17,898         28,069         14,859
                                                                      ------------   ------------   ------------

NET INCOME (LOSS)                                                     $     (4,514)  $    (14,750)  $        525
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
                                                                         =========      =========      =========



* Less than $.01 per share


















           See accompanying notes to consolidated financial statements

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,

                                                                         1999           1998            1997
                                                                     -------------  -------------  ---------

Cash flows from operating activities:

   Net income (loss)                                                   $   (4,514)    $  (14,750)    $      525
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
       Changes in assets and liabilities:
         Interest receivable                                               (2,650)         1,662            172
         Other current assets                                                -              -            (1,656)
         Accounts payable and accrued expenses                             (2,673)          (546)           (81)
                                                                       ----------     ----------     ----------

NET CASH USED IN OPERATING ACTIVITIES                                      (9,837)       (13,634)        (1,040)
                                                                       ----------     ----------     ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    (9,837)       (13,634)        (1,040)

CASH AND CASH EQUIVALENTS - beginning                                     262,303        275,937        276,977
                                                                       ----------     ----------     ----------

CASH AND CASH EQUIVALENTS - ending                                     $  252,466     $  262,303     $  275,937
                                                                       ==========     ==========     ==========


















           See accompanying notes to consolidated financial statements

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                          COMMON STOCK          ADDITIONAL                     TREASURY             TOTAL
                         $.001 PAR VALUE         PAID-IN    ACCUMULATED         STOCK           STOCKHOLDERS'
                        ---------------------                           ---------------------
                          SHARES       AMOUNT    CAPITAL      DEFICIT      SHARES      COST        EQUITY
                        ---------   ---------   ---------   ---------   ----------  ---------  ---------------

BALANCE AT
    January 1, 1997 .   6,553,870   $   6,554   $ 705,755   $(500,274)       5,000   $       5   $ 212,030

Net income for year .        --          --          --           525         --          --           525
                        ---------   ---------   ---------   ---------    ---------   ---------   ---------

BALANCE AT
    December 31, 1997   6,553,870       6,554     705,755    (499,749)       5,000           5     212,555

Net income for year .        --          --          --       (14,750)        --          --       (14,750)
                        ---------   ---------   ---------   ---------    ---------   ---------   ---------

BALANCE AT
    December 31, 1998   6,553,870       6,554     705,755    (514,499)       5,000           5     197,805

Net loss for year ...        --          --          --        (4,514)        --          --        (4,514)
                        ---------   ---------   ---------   ---------    ---------   ---------   ---------

BALANCE AT
    December 31, 1999   6,553,870   $   6,554   $ 705,755   $(519,013)       5,000   $       5   $(193,291)
                        =========   =========   =========   =========    =========   =========   =========




           See accompanying notes to consolidated financial statements

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

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

     Concentrations of Credit Risk

     The Company places its cash balances with high credit quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit. At December 31, 1999, no amounts were in excess of the FDIC limit.

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

                        DECEMBER 31, 1999, 1998 AND 1997

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

NOTE B - ACCRUED SALARIES - OFFICER

     Accrued salaries, officer represents $58,750 for the period December 1986 to November 22, 1989.

NOTE C - INCOME TAXES

     The component of the deferred tax asset at December 31, is as follows:

                                                                         1999           1998
                                                                     -------------  --------

              Net operating losses                                    $   187,778    $   185,973
              Valuation allowance                                        (187,778)      (185,973)
                                                                      -----------    -----------
                                                                      $      -       $      -
                                                                      ===========    ===========

     At December 31, 1999 and 1998, a valuation allowance of 100% is provided as it is uncertain if the deferred tax asset will be utilized.

     Reconciliation of statutory rate to effective income tax rate is as follows:

                                                                         1999           1998            1997
                                                                     -------------  -------------  ---------

              Book income (loss)                                     $              $     (14,750) $         525
                                                                     -------------  -------------  -------------

              Tax at federal statutory rate                                 (1,535)        (5,015)           179
              State income tax                                                (271)          (885)            31
              Net operating loss carryforward (back)                         1,806          5,900           (210)
              Deferred income taxes                                        187,778        185,973        180,073
              Valuation allowance                                         (187,778)      (185,973)      (180,073)
                                                                     -------------  -------------  -------------
                                                                     $        -     $        -     $        -
                                                                     =============  =============  =============

     At  December  31,  1999,   the  Company  has  unused  net  operating   loss
     carryforwards of approximately $469,000 expiring from 2001 through 2010.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE D - EARNINGS PER SHARE

     Earnings per share is based on the weighted average number of shares of common stock outstanding and has been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards No. 128. In 1999 and 1998, common stock equivalents (stock warrants) have not been included as the exercise price of the stock warrants is greater than market price of the common stock.

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

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

         (a)      Identification of Directors

                  The names, ages and principal occupations of the Company's present directors, and the date on which their term of office commenced and expires, are as follows:

                                                                       First
                                                     Term of           Became           Principal
        Name                   Age                   Office            Director         Occupation

George Rubin                   72                    (1)               1989             Private Investor

Morry Rubin                    40                    (1)               1998             Private Investor

Stacy Goldberg                 37                    (1)               1995             Private Investor

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

         (c)      Business Experience

     George Rubin has been Chairman of the Board of Directors of the Company since December 1989 and served as its and President, Chief Executive Officer and Chief Financial and Accounting Officer and Treasurer of the Company from August 1995 until February, 1998. George Rubin has been Executive Vice President of
Preferred Labor LLC since September 1998 and is a Member-Manager of Venturesforth LLC. Preferred Labor is a provider of temporary workers for manual labor jobs with Transwin Management Inc. as its Manager. Venturesforth is a holding company and is currently the Sole Member- Owner of Preferred Labor. George Rubin served as Chairman of the Board of ATC Group

Services Inc. (formerly ATC Environmental Inc.) from June 1988 until
February 1998. Mr. Rubin is currently serving as a consultant to ATC. Mr. Rubin devotes such time to the Company as is necessary for the performance of his duties.

     Morry F. Rubin has served as President, Chief Executive Officer, Treasurer and Chief Financial Officer of the Company since February 1998. From June 1985 to August 1995, Mr. Rubin served as an executive officer and director of the Company. Morry Rubin has been Chairman of Preferred Labor LLC since September 1998 and has also been Chief Executive Officer and sole shareholder of Transwin Management, Inc. and a Member-Manager of Venturesforth LLC. Preferred Labor is a provider of temporary workers for manual labor jobs with Transwin Management Inc. as its Manager. Venturesforth is a holding company and is currently the Sole Member-Owner of Preferred Labor. Mr. Rubin was President, Chief Executive Officer and Treasurer of ATC Group Services Inc. (formerly ATC Environmental Inc.) from January 1988 to February 1998 and a director of ATC from January 1988 to January 1998. Mr. Rubin is currently serving as a consultant to ATC. Mr. Rubin also served as President, Chief Executive Officer and Treasurer of Aurora Environmental Inc. ("Aurora") from May 1985 through June 1995, and as a director of Aurora from September 1983 through June 1995. Mr. Rubin devotes such time to the Company as is necessary for the performance of his duties.

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

         George Rubin served as Chief Executive Officer of the Company during 1997 before his son, Morry F. Rubin, was elected Chief Executive Officer of the Company on February 1, 1998. The following is the summary compensation table for the Company's two Executive Officers for 1999, 1998 and 1997.

                           SUMMARY COMPENSATION TABLE


                                                                                          Long Term Compensation
                                 Annual Compensation                   Awards                     Payouts
           (a)     (b)       (c)         (d)        (e)         (f)           (g)                   (h)               (i)
                                                   Other                                                              All
          Name                                     Annual       Restricted                                            Other
           and                                     Compen-      Stock        Number of              LTIP              Compen-
        Principal                                  sation       Award(s)     Options/             Payouts             sation
        Position   Year      Salary ($)  Bonus($)  ($)           ($)         Warrants               ($)               ($)(2)

George Rubin,
Chairman of the
Board
                   1999       -0-         -0-        -0-         -0-           -0- (1)               -0-               -0-
                   1998       -0-         -0-        -0-         -0-           -0-                   -0-               -0-
                   1997       -0-         -0-        -0-         -0-         1,000,000 (1)           -0-               -0-

Morry F. Rubin,
Chief Executive
Officer
                   1999       -0-         -0-        -0-         -0-           -0-  (1)              -0-               -0-
                   1998       -0-         -0-        -0-         -0-           -0-                   -0-               -0-
                   1997       -0-         -0-        -0-         -0-         1,000,000 (1)           -0-               -0-

(1)See "Item 7 and Item 13."

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTIONS/WARRANTS VALUES

         The information provided in the table below provides information with respect to each exercise of the Company's stock options/warrants during fiscal 1999 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options/warrants.

           (a)                  (b)               (c)                    (d)                          (e)
                                                                                                    Value of
                                                                      Number of                   Unexercised
                               Shares                                Unexercised                  In-the-Money
                              Acquired                            Options/Warrants              Options/Warrants
                                 on              Value              at FY-End (#)                 at Fy-End($)
                              Exercise         Realized              Exercisable/                 Exercisable/
          Name                  (#)              ($)(1)             Unexercisable               Unexercisable(1)

George Rubin                    -0-               -0-            1,000,000 / -0-                      N/A

Morry F. Rubin                  -0-               -0-           1,000,000 / -0-                       N/A
========================= ================  ===============  ===========================  ============================


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

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.

         As of March 27, 2000, the only persons of record who held or were known to own (or believed by the Company to own) beneficially more than 5% of the outstanding 6,548,870 shares of Common Stock of the Company (the only voting security) were as indicated in the table below. Such table also sets forth the beneficial ownership of executive officers, directors, both individually and as a group.

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

     (2) The Company had no active subsidiaries during the year ended December 31, 1999.

     (3) Filed herewith.

     (4) Incorporated by reference to the Company's Form 10-K for its fiscal year ended December 31, 1998.

         (b)          Reports on Form 8-K.
                      --------------------
                      No Form 8-K was filed or required to be filed during the fourth quarter of 1999.

                                   SIGNATURES

         Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NDS DIVERSIFIED SERVICES, INC.


BY: /s/ George Rubin
George Rubin, Chairman of the Board

Dated:  March 29, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                            Title                                   Date
                                                     President, Chief
                                                     Executive Officer,
                                                     Treasurer, Principal
                                                     Financial and
/s/ Morry Rubin                                      Accounting Officer                      March 29, 2000
---------------------------
MORRY RUBIN                                          and Director



/s/ Stacy Goldberg                                   Director and Secretary                  March 29, 2000
-------------------------
STACY GOLDBERG


/s/ George Rubin                                     Chairman of the Board                   March 29, 2000
-------------------------
GEORGE RUBIN