Form 10-K/A
period 1999-12-31
NATIONAL DIVERSIFIED SERVICES INC
filed 2000-04-19
CIK 772784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-K/A NO. 1

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

Dated:  April 19, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                            Title                                   Date
                                                     President, Chief
                                                     Executive Officer,
                                                     Treasurer, Principal
                                                     Financial and
/s/ Morry Rubin                                      Accounting Officer                      April 19, 2000
---------------------------                          and Director
MORRY RUBIN



/s/ Stacy Goldberg                                   Director and Secretary                  April 19, 2000
-------------------------
STACY GOLDBERG


/s/ George Rubin                                     Chairman of the Board                   April 19, 2000
-------------------------
GEORGE RUBIN