Form 10QSB
period 2000-06-30
NATIONAL DIVERSIFIED SERVICES INC
filed 2000-08-17
CIK 772784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number: 2-99080

                       NATIONAL DIVERSIFIED SERVICES, INC.
            ---------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                                                               11-2820379
---------------------------                                                             ---------------------------
(State or other jurisdiction                                                            (I.R.S. Employer
of incorporation or organization)                                                       Identification No.)

                             c/o Lester Morse P.C.
                        111 Great Neck Road, Suite #420
                           Great Neck, New York 11021
                ----------------------------------- -----------
              (Address of principal executive offices) (Zip Code)

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

                                                Yes  x .   No ___.
                                                    ---

6,548,870 Common Shares, $.001 par value were issued and outstanding at June 30, 2000.

                       NATIONAL DIVERSIFIED SERVICES, INC.


                                      INDEX



                                                                                                               Page
                                                                                                             Number


PART I.  FINANCIAL INFORMATION

         Item 1.           Financial Statements
                           Consolidated Balance Sheets                                                            3
                             June 30, 2000 (Unaudited) and
                             December 31, 1999

                           Consolidated Statements of Operations                                                  4
                             Three Months and Six Months ended June 30,
                             2000 and June 30, 1999 (Unaudited)

                           Consolidated Statements of Cash Flows                                                  5
                             Six Months Ended June 30, 2000 and
                              June 30, 1999 (Unaudited)

                           Notes to Financial Statements (Unaudited)                                              6

         Item 2.           Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations                                                                           7

PART II.          OTHER INFORMATION                                                                               8


SIGNATURES                                                                                                        9

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                            JUNE 30,         DECEMBER 31,
                                                                              2000                   1999
                                                                     ---------------------   -------------------
                                                                           (Unaudited)             (Audited)

CURRENT ASSETS:
   Cash and cash equivalents                                               $   250,557           $   252,466
   Interest receivable                                                           1,560                 2,763
   Other current assets                                                          1,656                 1,656
                                                                           -----------           -----------

                  Total current assets                                         253,773               256,885
                                                                           -----------           -----------

                  TOTAL                                                    $   253,773           $   256,885
                                                                           ===========           ===========


                                   LIABILITIES

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                   $     7,963           $     4,844
                                                                           -----------           -----------

                  Total current liabilities                                      7,963                 4,844

ACCRUED SALARIES - officer                                                      58,750                58,750
                                                                           -----------           -----------

                  Total liabilities                                             66,713                63,594
                                                                           -----------           -----------


                              STOCKHOLDERS' EQUITY

Common stock, $.001 par value; authorized 30,000,000
   shares, issued 6,553,870 shares                                               6,554                 6,554
Additional paid-in capital                                                     705,755               705,755
                                                                           -----------           -----------
                  Total                                                        712,309               712,309

Accumulated deficit                                                           (525,244)             (519,013)
                                                                           -----------           -----------
                                                                               187,065               193,296
Less:  5,000 shares of treasury stock, at cost                                       5                     5
                                                                           -----------           -----------

                  Total stockholders' equity                                   187,060               193,291
                                                                           -----------           -----------

                  TOTAL                                                    $   253,773           $   256,885
                                                                           ===========           ===========


           See accompanying notes to consolidated financial statements

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                       SIX                        THREE
                                                                  MONTHS ENDED                MONTHS ENDED
                                                                    JUNE 30,                    JUNE 30,
                                                            ------------------------    ------------------------
                                                               2000         1999            2000         1999
                                                            -----------  -----------    -----------  -----------

REVENUES - interest                                          $   7,626     $  6,349      $   3,930      $ 3,175


GENERAL AND ADMINISTRATIVE
   EXPENSES                                                     13,857        7,342          6,857        2,463
                                                             ---------     --------      ---------      -------


NET INCOME (LOSS)                                            $  (6,231)    $   (993)     $  (2,927)     $   712
                                                             =========     ========      =========      =======


NET LOSS PER SHARE, BASED
   ON THE WEIGHTED AVERAGE
   SHARES OUTSTANDING                                        $    -   *    $   -   *     $    -   *     $  -   *
                                                             =========     ========      =========      =======


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




*Less than $.01 per share

           See accompanying notes to consolidated financial statements

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                                 SIX
                                                                                            MONTHS ENDED
                                                                                              JUNE 30,
                                                                                        2000            1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                          $     (6,231)  $       (993)
                                                                                     ------------   ------------
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Changes in assets and liabilities:
         Interest receivable                                                                1,203           (100)
         Accounts payable and accrued expenses                                              3,119         (2,482)
                                                                                     ------------   ------------

                  Total adjustments                                                         4,322         (2,582)
                                                                                     ------------   ------------

NET CASH USED IN OPERATING ACTIVITIES                                                      (1,909)        (3,575)
                                                                                     ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                    (1,909)        (3,575)

CASH AND CASH EQUIVALENTS - beginning                                                     252,466        262,303
                                                                                     ------------   ------------

CASH AND CASH EQUIVALENTS - ending                                                   $    250,557   $    258,728
                                                                                     ============   ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                                        $        300   $      1,031
                                                                                     ============   ============


           See accompanying notes to consolidated financial statements

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (UNAUDITED)



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


NOTE 4 - ACCRUED SALARIES - OFFICER

     Accrued salaries - officer represents $58,750 for the period December 1986 to November 22, 1989.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations

         During the three months and six months ended June 30, 2000, the Company had no revenues other than interest income since the Company terminated its import and sale business operations in 1990. The Company is presently exploring various business opportunities that may be available to it. No assurances can be given that the Company will be successful in completing a transaction to acquire an operating business.

Liquidity and Capital Resources

         Financing of the Company's activities has been provided from the public sale of its securities for cash amounting to a net of approximately $600,000. At June 30, 2000, the Company's working capital amounted to $245,810 with cash assets of $250,557. Management believes that its cash assets are adequate to meet the Company's short term and long term liquidity and cash requirements until such time, if ever, as the Company completes a transaction to establish an operating business.

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

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

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





                                             NATIONAL DIVERSIFIED SERVICES, INC.
                                                      (Registrant)



Dated: August 17, 2000                          /s/Morry Rubin
                                                   Morry Rubin, President, Chief
                                                   Executive, Financial and
                                                   Accounting Officer