Form 10KSB
period 2000-12-31
NATIONAL DIVERSIFIED SERVICES INC
filed 2001-03-29
CIK 772784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


                   For the fiscal year ended December 31, 2000
                                       OR


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


               For the transition period from ________ to ________

                       Commission File Number: 2-99080-NY

                       National Diversified Services, Inc.
 -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                                                              11-2820379
-----------------------------                                                          ----------------------------
(State or other jurisdiction of                                                             (I.R.S. Employer
incorporation or organization                                                             (Identification No.)


                             c/o Lester Morse P.C.
                              111 Great Neck Road
                           Great Neck, New York 11021
                     --------------------------------------
              (Address of principal executive offices) (Zip Code)


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

     As of March 26, 2001, the aggregate number of shares of the voting stock held by non-affiliates was 1,762,870 shares of Common Stock, $.001 par value. See "Item 5" regarding a sporadic market for the Company's Common Stock.

     The number of shares outstanding of the Issuer's Common Stock, as of March 26, 2001 was 6,548,870.

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

     The Company may use independent consultants (who may agree to receive stock of the Company in payment for their services in lieu of cash) to explore areas of, and to seek out, acquisition prospects. Such independent consultants would be expected to have such expertise or knowledge which would be of use to Management in any investment decision. The Company has not engaged any independent consultants as of March 26, 2001.

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

     Management has been advised by its transfer agent (American Stock Transfer Company) that the approximate number of holders of the Company's Common Stock as of March 26, 2001 was 322.

     No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.

     Of the Company's issued and outstanding 6,548,870 shares of Common Stock as of March 26, 2001, 5,790,300 shares of the Company's restricted Common Stock may be sold in compliance with Rule 144. Rule 144 provides among other things and subject to certain limitations that a person holding restricted securities for a period of one year may sell those securities in brokerage transactions, in an amount equal to at least 1% of the Company's outstanding Common Stock every three months. Possible or actual sales of the Company's Common Stock under Rule 144 may have a depressive effect upon the price of the Company's Common Stock.

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

Item 6.           Selected Financial Data.

         Consolidated Statements of Operations Summary:



                        Year Ended              Year Ended            Year Ended             Year Ended             Year Ended
                            December 31,       December 31,           December 31,           December 31,           December 31,
                                2000               1999                  1998                   1997                   1996

Net Sales                 $15,851              $ 13,384               $   13,319             $    -0-               $        -0-
Net Income
(Loss)                    (13,323)               (4,514)                 (14,750)                 525                     2,435
Net Income
(Loss) Per
Common Share                      *                      *                 *                       *                          *
======================  =====================  =====================  =====================  =====================  ================


  * Less than $.01 per share.

             Consolidated Balance Sheets Summary:


                          December 31,          December 31,          December 31,           December 31,              December 31,
                                  2000                  1999              1998                   1997                  1996
Working
Capital                     $238,718             $ 252,041            $256,555               $271,305              $270,780

Total Share-
holders'Equity               179,968               193,291             197,805                212,555               212,030
Total
Assets                       253,905               256,885             264,072                279,368               278,924
========================= ===================== ===================== =====================  ===================== =================

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

Liquidity and Capital Resources

     Financing of the Company's activities has been provided from the public sale of its securities for cash amounting to a net of approximately $600,000. At December 31, 2000, the Company's working capital amounted to $237,718 with cash and cash equivalent assets of $250,618. The Company has an arrangement with George Rubin and Morry Rubin pursuant to which each received Warrants to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $.03 per share at any time until November 21, 2007 in exchange for them making available to the Company a line of credit of an aggregate up to $500,000. As of March 20, 2001, the Company has not drawn down on its line of credit. The Company believes that its presently available cash and cash equivalents combined with the availability of the above referenced line of credit are sufficient to fund the Company's search for a business opportunity. If successful in entering into such a business opportunity, the Company may require additional financing. No assurances can be given that the Company will be successful in entering into a business opportunity and if successful in securing additional financing for the Company on terms satisfactory to it, if at all.

     There are no material commitments for capital expenditures or other long term credit arrangements.

Item 8.          Financial Statements and Supplementary Data.

     The information required by Item 8, appears at pages F-1 through F-8 (inclusive) of this Report, which pages follow this page.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                        Not applicable.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES




                          INDEX TO FINANCIAL STATEMENTS






                                                                                                        PAGE

INDEPENDENT AUDITORS' REPORT                                                                             F-1


CONSOLIDATED BALANCE SHEETS -
   DECEMBER 31, 2000 AND 1999                                                                            F-2

YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

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


   CONSOLIDATED STATEMENTS OF CHANGES IN
     STOCKHOLDERS' EQUITY                                                                                F-5


   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                         F-6 - F-8

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
National Diversified Services, Inc.
New York, New York


We have audited the accompanying consolidated balance sheets of National Diversified Services, Inc. and Subsidiaries as at December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for the three years ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Diversified Services, Inc. and Subsidiaries as at December 31, 2000, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                                    MILLER, ELLIN & COMPANY, LLP
                                                    CERTIFIED PUBLIC ACCOUNTANTS


New York, New York
March 7, 2001

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                                      ASSETS
                                                                                            DECEMBER 31,
                                                                                        2000            1999

CURRENT ASSETS:
   Cash and cash equivalents                                                          $  250,618     $  252,466
   Interest receivable                                                                     1,631          2,763
   Other current assets                                                                    1,656          1,656
                                                                                      ----------     ----------

              Total current assets                                                    $  253,905     $  256,885
                                                                                      ==========     ==========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                              $   15,187     $    4,844

ACCRUED SALARIES - officer                                                                58,750         58,750
                                                                                      ----------     ----------

              Total liabilities                                                           73,937         63,594
                                                                                      ----------     ----------

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value:
     Authorized 30,000,000 shares, issued
     6,553,870 shares in 2000 and 1999                                                     6,554          6,554
   Additional paid-in capital                                                            705,755        705,755
                                                                                      ----------     ----------
              Total                                                                      712,309        712,309

   Accumulated deficit                                                                  (532,336)      (519,013)
                                                                                      ----------     ----------
                                                                                         179,973        193,296
   Less: 5,000 shares of treasury stock, at cost                                               5              5
                                                                                      ----------     ----------
              Total stockholders' equity                                                 179,968        193,291
                                                                                      ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $  253,905     $  256,885
                                                                                      ==========     ==========






           See accompanying notes to consolidated financial statements

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS







                                                                              YEARS ENDED DECEMBER 31,
                                                                         2000           1999            1998

Interest income                                                       $     15,851   $     13,384   $     13,319

General and administrative expenses                                         29,174         17,898         28,069
                                                                      ------------   ------------   -------------

NET LOSS                                                               $   (13,323)   $   (4,514)    $   (14,750)
                                                                      =============  ============   =============


Net income (loss) per common share                                    $      -   *   $       -  *   $      -   *
                                                                      =============  ============   =============


Weighted average number of common
   shares outstanding                                                    6,548,870      6,548,870      6,548,870
                                                                      =============  ============   =============



* Less than $.01 per share


















           See accompanying notes to consolidated financial statements

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS







                                                                              YEARS ENDED DECEMBER 31,
                                                                         2000           1999            1998

Cash flows from operating activities:
   Net loss                                                            $  (13,323)    $   (4,514)    $  (14,750)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Changes in assets and liabilities:
         Interest receivable                                                1,132         (2,650)         1,662
         Accounts payable and accrued expenses                             10,343         (2,673)          (546)
                                                                       ----------     ----------     ----------

NET CASH USED IN OPERATING ACTIVITIES                                      (1,848)        (9,837)       (13,634)
                                                                       ----------     ----------     ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    (1,848)        (9,837)       (13,634)

CASH AND CASH EQUIVALENTS - beginning                                     252,466        262,303        275,937
                                                                       ----------     ----------     ----------

CASH AND CASH EQUIVALENTS - ending                                     $  250,618     $  252,466     $  262,303
                                                                       ==========     ==========     ==========



















           See accompanying notes to consolidated financial statements

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                               COMMON STOCK     ADDITIONAL                      TREASURY         TOTAL
                             $.001 PAR VALUE      PAID-IN   ACCUMULATED          STOCK         STOCKHOLDERS'
                          SHARES      AMOUNT      CAPITAL    DEFICIT       SHARES      COST       EQUITY

BALANCE AT
    January 1, 1998 .   6,553,870   $   6,554   $ 705,755   $(499,749)       5,000   $       5   $ 212,555

Net income for year .        --          --          --       (14,750)        --          --       (14,750)
                        ---------   ---------   ---------   ---------    ---------   ---------   ---------

BALANCE AT
    December 31, 1998   6,553,870       6,554     705,755    (514,499)       5,000           5     197,805

Net income for year .        --          --          --        (4,514)        --          --        (4,514)
                        ---------   ---------   ---------   ---------    ---------   ---------   ---------

BALANCE AT
    December 31, 1999   6,553,870       6,554     705,755    (519,013)       5,000           5     193,291

Net loss for year ...        --          --          --       (13,323)        --          --       (13,323)
                        ---------   ---------   ---------   ---------    ---------   ---------   ---------

BALANCE AT
    December 31, 2000   6,553,870   $   6,554   $ 705,755   $(532,336)       5,000   $       5   $(179,968)
                        =========   =========   =========   =========    =========   =========   =========




           See accompanying notes to consolidated financial statements

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998




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

     Concentrations of Credit Risk

     The Company places its cash balances with high credit quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit. At December 31, 2000, no amounts were in excess of the FDIC limit.

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

                        DECEMBER 31, 2000, 1999 AND 1998



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


NOTE B - ACCRUED SALARIES - OFFICER

     Accrued salaries, officer represents $58,750 for the period December 1986 to November 22, 1989.


NOTE C - INCOME TAXES

     The component of the deferred tax asset at December 31, is as follows:


                                                                         2000           1999
                                                                     -------------  -------------

              Net operating losses                                    $   193,108    $   187,778
              Valuation allowance                                        (193,108)      (187,778)
                                                                      -----------    -----------
                                                                      $      -       $      -
                                                                      ===========    ===========

     At December 31, 2000 and 1999, a valuation allowance of 100% is provided as it is uncertain if the deferred tax asset will be utilized.

     Reconciliation of statutory rate to effective income tax rate is as follows:

                                                                         2000           1999            1998
                                                                     -------------  -------------  -------------

              Book loss                                              $     (13,323) $      (4,514) $     (14,750)
                                                                     -------------  -------------  -------------

              Tax at federal statutory rate                                 (4,530)        (1,535)        (5,015)
              State income tax                                                (799)          (271)          (885)
              Net operating loss carryforward (back)                         5,329          1,806          5,900
              Deferred income taxes                                        193,108        187,778        185,973
              Valuation allowance                                         (193,108)      (187,778)      (185,973)
                                                                     -------------  -------------  -------------
                                                                     $        -     $        -     $        -
                                                                     =============  =============  =============

     At  December  31,  2000,   the  Company  has  unused  net  operating   loss
     carryforwards of approximately $483,000 expiring from 2001 through 2010.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998




NOTE D - EARNINGS PER SHARE

     Earnings per share is based on the weighted average number of shares of common stock outstanding and has been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards No. 128. In 2000 and 1999, common stock equivalents (stock warrants) have not been included as the exercise price of the stock warrants is greater than market price of the common stock.


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

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

         (a)      Identification of Directors

                  The names, ages and principal occupations of the Company's present directors, and the date on which their term of office commenced and expires, are as follows:

                                                                       First
                                                     Term of           Became           Principal
        Name                   Age                   Office            Director         Occupation

George Rubin                   73                    (1)               1989             Private Investor

Morry Rubin                    41                    (1)               1998             Private Investor

Stacy Goldberg                 38                    (1)               1995             Private Investor

-----------------

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

         (c)      Business Experience

     George Rubin has been Chairman of the Board of Directors of the Company since December 1989 and served as its and President, Chief Executive Officer and Chief Financial and Accounting Officer and Treasurer of the Company from August 1995 until February, 1998. George Rubin has been Executive Vice President of
Preferred Labor LLC since September 1998 and is a Member-Manager of Venturesforth LLC. Preferred Labor is a provider of temporary workers for light industrial and unskilled manual labor jobs. Venturesforth is a holding company and is currently the Sole Member-Owner of Preferred Labor. George Rubin served as Chairman of the Board of ATC Group Services Inc.

(formerly ATC Environmental Inc.) from June 1988 until February 1998. Mr. Rubin devotes such time to the Company as is necessary for the performance of his duties.

     Morry F. Rubin has served as President, Chief Executive Officer, Treasurer and Chief Financial Officer of the Company since February 1998. From June 1985 to August 1995, Mr. Rubin served as an executive officer and director of the Company. Morry Rubin has been Chairman of Preferred Labor LLC since September 1998 and a Member- Manager of Venturesforth LLC. Preferred Labor is a provider of temporary workers for light industrial and unskilled manual labor jobs. Venturesforth is a holding company and is currently the Sole Member-Owner of Preferred Labor. Mr. Rubin was President, Chief Executive Officer and Treasurer of ATC Group Services Inc. (formerly ATC Environmental Inc.) from January 1988 to February 1998 and a director of ATC from January 1988 to January 1998. Mr. Rubin also served as President, Chief Executive Officer and Treasurer of Aurora Environmental Inc. ("Aurora") from May 1985 through June 1995, and as a director of Aurora from September 1983 through June 1995. Mr. Rubin devotes such time to the Company as is necessary for the performance of his duties.

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

     George Rubin served as Chief Executive Officer of the Company during 1997 before his son, Morry F. Rubin, was elected Chief Executive Officer of the Company on February 1, 1998. The following is the summary compensation table for the Company's two Executive Officers for 2000, 1999 and 1998.

                           SUMMARY COMPENSATION TABLE


                                                                             Long Term Compensation
                                  Annual Compensation                        Award              Payouts
        (a)                (b)     (c)         (d)          (e)         (f)          (g)         (h)          (i)
                                                           Other                                              All
          Name                                             Annual     Restricted                             Other
           and                                             Compen-    Stock        Number of    LTIP         Compen-
        Principal                                          sation     Award(s)     Options/     Payouts      sation
        Position           Year    Salary ($) Bonus ($)     ($)         ($)        Warrants      ($)          ($)
George Rubin,
Chairman of the
Board                     2000     -0-        -0-          -0-        -0-          -0-           -0-          -0-
                          1999     -0-        -0-          -0-        -0-          -0-           -0-          -0-
                          1998     -0-        -0-          -0-        -0-          -0-           -0-          -0-

Morry F. Rubin,
Chief Executive
Officer                   2000     -0-        -0-          -0-        -0-          -0-           -0-          -0-
                          1999     -0-        -0-          -0-        -0-          -0-           -0-          -0-
                          1998     -0-        -0-          -0-        -0-          -0-           -0-          -0-


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTIONS/WARRANTS VALUES

         The information provided in the table below provides information with respect to each exercise of the Company's stock options/warrants during fiscal 2000 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options/warrants.



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

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.

         As of March 20, 2001, the only persons of record who held or were known to own (or believed by the Company to own) beneficially more than 5% of the outstanding 6,548,870 shares of Common Stock of the Company (the only voting security) were as indicated in the table below. Such table also sets forth the beneficial ownership of executive officers, directors, both individually and as a group.

                                                                       Approximate
                                             Number of                    Percent
          Name                                 Shares                    of Class
    -----------------                       ---------                  -------------
    Morry F. Rubin
    (1)(2)(3)(4)                            3,403,000                       45.1

    George Rubin (1)(2)(3)(4)               3,383,000                       44.8

    Stacy Goldberg (3)(5)                      100,000                        *

    All officers and
     directors as a
     group (two persons)(4)                 6,786,000                       79.4

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

Item 13.          Certain Relationships and Related Transactions.

     Between December 1986 to November 22, 1989, accrued salaries payable to Morry Rubin amounted to $58,750. These monies are payable on demand and are reflected in accounts payable.

     The Company has an arrangement with George Rubin and Morry Rubin pursuant to which each received Warrants to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $.03 per share at any time until November 21, 1007 in exchange for them making available to the Company an aggregate line of credit of up to $500,000. As of March 20, 2001, the Company has not drawn down on its line of credit.

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

     (2) The Company had no active subsidiaries during the year ended December 31, 2000.

     (3) Filed herewith.

     (4) Incorporated by reference to the Company's Form 10-K for its fiscal year ended December 31, 1998.

         (b)          Reports on Form 8-K.

     No Form 8-K was filed or required to be filed during the fourth quarter of 2000.

                                   SIGNATURES

     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             NDS DIVERSIFIED SERVICES, INC.


                                      BY:/s/ George Rubin
                                             George Rubin, Chairman of the Board


Dated: March 26, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                            Title                                      Date


                                                     President, Chief
                                                     Executive Officer,
                                                     Treasurer, Principal
                                                     Financial and
/s/ Morry Rubin                                      Accounting Officer                      March 26, 2001
MORRY RUBIN                                          and Director



                                                     Director and Secretary                  March 26, 2001
/s/ Stacy Goldberg
STACY GOLDBERG


                                                     Chairman of the Board                   March 26, 2001
/s/ George Rubin
GEORGE RUBIN