Form 10-K/A
period 2000-12-31
NATIONAL DIVERSIFIED SERVICES INC
filed 2001-04-03
CIK 772784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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



















           See accompanying notes to consolidated financial statements

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                               COMMON STOCK     ADDITIONAL                      TREASURY         TOTAL
                             $.001 PAR VALUE      PAID-IN   ACCUMULATED          STOCK         STOCKHOLDERS'
                          SHARES      AMOUNT      CAPITAL    DEFICIT       SHARES      COST       EQUITY

BALANCE AT
    January 1, 1998 .   6,553,870   $   6,554   $ 705,755   $(499,749)       5,000   $       5   $ 212,555

Net loss for year .          --          --          --       (14,750)        --          --       (14,750)
                        ---------   ---------   ---------   ---------    ---------   ---------   ---------

BALANCE AT
    December 31, 1998   6,553,870       6,554     705,755    (514,499)       5,000           5     197,805

Net loss for year .          --          --          --        (4,514)        --          --        (4,514)
                        ---------   ---------   ---------   ---------    ---------   ---------   ---------

BALANCE AT
    December 31, 1999   6,553,870       6,554     705,755    (519,013)       5,000           5     193,291

Net loss for year ...        --          --          --       (13,323)        --          --       (13,323)
                        ---------   ---------   ---------   ---------    ---------   ---------   ---------

BALANCE AT
    December 31, 2000   6,553,870   $   6,554   $ 705,755   $(532,336)       5,000   $       5   $(179,968)
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

     The Company has an arrangement with George Rubin and Morry Rubin pursuant to which each received Warrants to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $.03 per share at any time until November 21, 2007 in exchange for them making available to the Company an aggregate line of credit of up to $500,000. As of March 20, 2001, the Company has not drawn down on its line of credit.

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


Dated: April 3, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                            Title                                      Date


                                                     President, Chief
                                                     Executive Officer,
                                                     Treasurer, Principal
                                                     Financial and
/s/ Morry Rubin                                      Accounting Officer                      April 3, 2001
MORRY RUBIN                                          and Director



                                                     Director and Secretary                  April 3, 2001
/s/ Stacy Goldberg
STACY GOLDBERG


                                                     Chairman of the Board                   April 3, 2001
/s/ George Rubin
GEORGE RUBIN