Form 10QSB
period 2001-03-31
NATIONAL DIVERSIFIED SERVICES INC
filed 2001-05-14
CIK 772784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

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

                                                 Yes  x .   No ___.
                                                     ---

6,548,870 Common Shares, $.001 par value were issued and outstanding at March 31, 2001.

                       NATIONAL DIVERSIFIED SERVICES, INC.


                                      INDEX


                                                                                                 Page Number

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                           Consolidated Balance Sheets                                                            3
                             March 31, 2001 (Unaudited) and
                             December 31, 2000

                           Consolidated Statements of Operations                                                  4
                             Three Months ended March 31,
                             2001 and March 31, 2000 (Unaudited)

                           Consolidated Statements of Cash Flows                                                  5
                             Three Months Ended March 31, 2001 and
                              March 31, 2000 (Unaudited)

                           Notes to Financial Statements (Unaudited)                                              6

         Item 2.  Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations                                                                           7

PART II. OTHER INFORMATION                                                                                        8


SIGNATURES                                                                                                        9


              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                            MARCH 31,        DECEMBER 31,
                                                                              2001                   2000
                                                                     ---------------------   -------------------
                                                                           (Unaudited)             (Audited)

CURRENT ASSETS:
   Cash and cash equivalents                                               $   247,990           $   250,618
   Interest receivable                                                           2,397                 1,631
   Other current assets                                                          1,656                 1,656
                                                                           -----------           -----------

                  Total current assets                                         252,043               253,905
                                                                           -----------           -----------

                  TOTAL                                                    $   252,043           $   253,905
                                                                           ===========           ===========


                                   LIABILITIES

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                   $    16,021           $    15,187
                                                                           -----------           -----------

                  Total current liabilities                                     16,021                15,187

ACCRUED SALARIES - officer                                                      58,750                58,750
                                                                           -----------           -----------

                  Total liabilities                                             74,771                73,937
                                                                           -----------           -----------


                              STOCKHOLDERS' EQUITY

Common stock, $.001 par value; authorized 30,000,000
   shares, issued 6,553,870 shares                                               6,554                 6,554
Additional paid-in capital                                                     705,755               705,755
                                                                           -----------           -----------
                  Total                                                        712,309               712,309

Accumulated deficit                                                           (535,032)             (532,336)
                                                                           -----------           -----------
                                                                               177,277               179,973
Less:  5,000 shares of treasury stock, at cost                                       5                     5
                                                                           -----------           -----------

                  Total stockholders' equity                                   177,272               179,968
                                                                           -----------           -----------

                  TOTAL                                                    $   252,043           $   253,905
                                                                           ===========           ===========


           See accompanying notes to consolidated financial statements

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                                          2001           2000
                                                                                      -----------    -----------

REVENUES - interest                                                                    $   3,544       $  3,696


GENERAL AND ADMINISTRATIVE
   EXPENSES                                                                                6,240          7,000
                                                                                       ---------       --------


NET LOSS                                                                               $  (2,696)      $ (3,304)
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



*Less than $.01 per share

           See accompanying notes to consolidated financial statements

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                                THREE
                                                                                            MONTHS ENDED
                                                                                              MARCH 31,
                                                                                        2001            2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                          $     (2,696)  $     (3,304)
                                                                                     ------------   ------------
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
       Changes in assets and liabilities:
         Interest receivable                                                                 (766)         2,600
         Accounts payable and accrued expenses                                                834          2,659
                                                                                     ------------   ------------

                  Total adjustments                                                            68          5,259
                                                                                     ------------   ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                        (2,628)         1,955
                                                                                     ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                    (2,628)         1,955

CASH AND CASH EQUIVALENTS - beginning                                                     250,618        252,466
                                                                                     ------------   ------------

CASH AND CASH EQUIVALENTS - ending                                                   $    247,990   $    254,421
                                                                                     ============   ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                                        $       -      $        300
                                                                                     ============   ============




           See accompanying notes to consolidated financial statements

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (UNAUDITED)





NOTE 1 - BASIS OF PRESENTATION

     The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the consolidated financial statements of the Company at December 31, 2000, included in its annual report on Form 10-K. Such statements should be read in conjunction with the data herein.


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


NOTE 4 - ACCRUED SALARIES - OFFICER

     Accrued salaries - officer represents $58,750 for the period December 1986 to November 22, 1989.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations

         During the three months ended March 31, 2001, the Company had no revenues other than interest income since the Company terminated its import and sale business operations in 1990. The Company is presently exploring various business opportunities that may be available to it. No assurances can be given that the Company will be successful in completing a transaction to acquire an operating business.

Liquidity and Capital Resources

         Financing of the Company's activities has been provided from the public sale of its securities for cash amounting to a net of approximately $600,000. At March 31, 2001, the Company's working capital amounted to $236,022 with cash assets of $247,990. Management believes that its cash assets are adequate to meet the Company's short term and long term liquidity and cash requirements until such time, if ever, as the Company completes a transaction to establish an operating business.

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

                  (a) No reports on Form 8-K were filed during the quarter ended March 31, 2001.

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



                                             NATIONAL DIVERSIFIED SERVICES, INC.
                                                        (Registrant)




Dated: May 14, 2001                            /s/Morry Rubin
                                                  Morry Rubin, President, Chief
                                                  Executive, Financial and
                                                  Accounting Officer