Form 10QSB
period 2001-09-30
NATIONAL DIVERSIFIED SERVICES INC
filed 2001-11-14
CIK 772784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2001

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

                                                 Yes  x .   No ___.
                                                     ---
6,548,870 Common Shares, $.001 par value were issued and outstanding at September 30, 2001.

                       NATIONAL DIVERSIFIED SERVICES, INC.


                                      INDEX

                                                                                                               Page
                                                                                                               Number

PART I.  FINANCIAL INFORMATION

         Item 1.           Financial Statements

                           Consolidated Balance Sheets                                                            3
                             September 30, 2001 (Unaudited) and
                             December 31, 2000

                           Consolidated Statements of Operations                                                  4
                             Three Months and Nine Months ended September 30,
                             2001 and September 30, 2000 (Unaudited)

                           Consolidated Statements of Cash Flows                                                  5
                             Nine Months Ended September 30, 2001 and
                             September 30, 2000 (Unaudited)

                           Notes to Financial Statements (Unaudited)                                              6

         Item 2.           Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations                                                                           7

PART II. OTHER INFORMATION                                                                                        8

SIGNATURES                                                                                                        9


              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                          SEPTEMBER 30,      DECEMBER 31,
                                                                              2001                   2000
                                                                     ---------------------   -------------------
                                                                           (Unaudited)             (Audited)

CURRENT ASSETS:
   Cash and cash equivalents                                               $   245,560           $   250,618
   Interest receivable                                                           2,276                 1,631
   Other current assets                                                          1,656                 1,656
                                                                           -----------           -----------

                  Total current assets                                         249,492               253,905
                                                                           -----------           -----------

                  TOTAL                                                    $   249,492           $   253,905
                                                                           ===========           ===========


                                   LIABILITIES

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                   $    16,188           $    15,187
                                                                           -----------           -----------

                  Total current liabilities                                     16,188                15,187

ACCRUED SALARIES - officer                                                      58,750                58,750
                                                                           -----------           -----------

                  Total liabilities                                             74,938                73,937
                                                                           -----------           -----------


                              STOCKHOLDERS' EQUITY

Common stock, $.001 par value; authorized 30,000,000
   shares, issued 6,553,870 shares                                               6,554                 6,554
Additional paid-in capital                                                     705,755               705,755
                                                                           -----------           -----------
                  Total                                                        712,309               712,309

Accumulated deficit                                                           (537,750)             (532,336)
                                                                           -----------           -----------
                                                                               174,559               179,973
Less:  5,000 shares of treasury stock, at cost                                       5                     5
                                                                           -----------           -----------

                  Total stockholders' equity                                   174,554               179,968
                                                                           -----------           -----------

                  TOTAL                                                    $   249,492           $   253,905
                                                                           ===========           ===========


           See accompanying notes to consolidated financial statements

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)






                                                                      NINE                        THREE
                                                                  MONTHS ENDED                MONTHS ENDED
                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                            ------------------------    ------------------------
                                                               2001         2000            2001         2000
                                                            -----------  -----------    -----------  -----------

REVENUES - interest                                          $    9,975   $  11,783      $   3,769     $  4,157


GENERAL AND ADMINISTRATIVE
   EXPENSES                                                      15,389      21,875          3,964        8,018
                                                             ----------   ---------      ---------     --------


NET LOSS                                                     $   (5,414)  $ (10,092)     $    (195)    $ (3,861)
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




*Less than $.01 per share


           See accompanying notes to consolidated financial statements

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                                NINE
                                                                                            MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                        2001            2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                          $     (5,414)  $    (10,092)
                                                                                     ------------   ------------
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Changes in assets and liabilities:
         Interest receivable                                                                 (645)         1,216
         Accounts payable and accrued expenses                                              1,001          8,058
                                                                                     ------------   ------------

                  Total adjustments                                                           356          9,274
                                                                                     ------------   ------------

NET CASH USED IN OPERATING ACTIVITIES                                                      (5,058)          (818)
                                                                                     ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                    (5,058)          (818)

CASH AND CASH EQUIVALENTS - beginning                                                     250,618        252,466
                                                                                     ------------   ------------

CASH AND CASH EQUIVALENTS - ending                                                   $    245,560   $    251,648
                                                                                     ============   ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                                        $       -      $        300
                                                                                     ============   ============





           See accompanying notes to consolidated financial statements

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)





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


NOTE 4 - ACCRUED SALARIES - OFFICER

     Accrued salaries - officer represents $58,750 for the period December 1986 to November 22, 1989.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations

         During the three months and nine months ended September 30, 2001, the Company had no revenues other than interest income since the Company terminated its import and sale business operations in 1990. The Company is presently exploring various business opportunities that may be available to it. No assurances can be given that the Company will be successful in completing a transaction to acquire an operating business.

Liquidity and Capital Resources

         Financing of the Company's activities has been provided from the public sale of its securities for cash amounting to a net of approximately $600,000. At September 30, 2001, the Company's working capital amounted to $233,304 with cash assets of $245,560. Management believes that its cash assets are adequate to meet the Company's short term and long term liquidity and cash requirements until such time, if ever, as the Company completes a transaction to establish an operating business.

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

Item 4.  Submission of Matters to a Vote of Security Holders:   None

Item 5.  Other Information:         None

Item 6.  Exhibits and Reports on Form 8-K:

                  (a)      Exhibits - 27 - Financial Data Schedule

                  (b) No reports on Form 8-K were filed during the quarter ended September 30, 2001.

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





                                             NATIONAL DIVERSIFIED SERVICES, INC.
                                                      (Registrant)




Dated: November 13, 2001                       /s/ Morry Rubin
                                                   Morry Rubin, President, Chief
                                                   Executive, Financial and
                                                   Accounting Officer