Form 10-K
period 2001-12-31
NATIONAL DIVERSIFIED SERVICES INC
filed 2002-03-28
CIK 772784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 2001
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

                             c/o Lester Morse P.C.
                        111 Great Neck Road, Suite, 420
                           Great Neck, New York 11021
                 -------------------------------------- -------
               (Address of principal executive offices) (Zip Code)

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

     As of March 20, 2002, the aggregate number of shares of the voting stock held by non-affiliates was 1,762,870 shares of Common Stock, $.001 par value. See "Item 5" regarding a sporadic market for the Company's Common Stock.

     The number of shares outstanding of the Issuer's Common Stock, as of March 20, 2002 was 6,548,870.

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

         The Company may use independent consultants (who may agree to receive stock of the Company in payment for their services in lieu of cash) to explore areas of, and to seek out, acquisition prospects. Such independent consultants would be expected to have such expertise or knowledge which would be of use to

Management in any investment decision. The Company has not engaged any independent consultants as of March 20, 2002.

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

         Management has been advised by its transfer agent (American Stock Transfer & Trust Company) that the approximate number of holders of the Company's Common Stock as of March 20, 2002 was approximately 325.

         No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.

         Of the Company's issued and outstanding 6,548,870 shares of Common Stock as of March 20, 2002, 5,790,300 shares of the Company's restricted Common Stock may be eligible for sale in compliance with Rule 144. Rule 144 provides among other things and subject to certain limitations that a person holding restricted securities for a period of one year may sell those securities in brokerage transactions, in an amount equal to at least 1% of the Company's outstanding Common Stock every three months. Possible or actual sales of the Company's Common Stock under Rule 144 may have a depressive effect upon the price of the Company's Common Stock if any meaningful market were to develop for the Company's Common Stock. Notwithstanding anything contained herein to the contrary, the Securities and Exchange Commission may take the position that the restricted Common Stock of the Company is not eligible for sale under Rule 144 and must be registered for sale under the Securities Act of 1933, as amended.

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


Item 6.  Selected Financial Data.

         Consolidated Statements of Operations Summary:


======================= ==================== ===================== ==================== ==================== =====================

                        Year Ended           Year Ended             Year Ended          Year Ended           Year Ended
                        December 31,         December 31,          December 31,         December 31,         December 31,
                        2001                 2000                      1999                1998                 1997
----------------------- -------------------- --------------------- -------------------- -------------------- ---------------------


Net Sales**               $11,645              $15,851             $ 13,384             $   13,319           $    -0-

----------------------- -------------------- --------------------- -------------------- -------------------- ---------------------

Net Income
(Loss)                    $(8,808)             (13,323)              (4,514)               (14,750)                   525
----------------------- -------------------- --------------------- -------------------- -------------------- ---------------------

Net Income
(Loss) Per Common
Share                       *                     *                     *                   *                      *
======================= ==================== ===================== ==================== ==================== =====================


  * Less than $.01 per share.
 ** Represents interest income.

     Consolidated Balance Sheets Summary:

========================== =================== ==================== ==================== ==================== ====================

                           December 31         December 31,         December 31,         December 31,         December 31,
                              2001                2000                 1999                  1998                 1997
-------------------------- ------------------- -------------------- -------------------- -------------------- --------------------

Working Capital
                            $ 171,160            $179,968            $ 252,041           $256,555             $271,305
-------------------------- ------------------- -------------------- -------------------- -------------------- --------------------


Total Share-
holders'Equity              $ 171,160             179,968              193,291            197,805              212,555
-------------------------- ------------------- -------------------- -------------------- -------------------- --------------------

Total
Assets                      $ 246,122             253,905              256,885            264,072              279,368
========================== =================== ==================== ==================== ==================== ====================

   ------------

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

Liquidity and Capital Resources

         Financing of the Company's activities has been provided from the public sale of its securities for cash amounting to a net of approximately $600,000. At December 31, 2001, the Company's working capital amounted to $171,160 with cash and cash equivalent assets of $242,603. The Company has an arrangement with George Rubin and Morry Rubin pursuant to which each received Warrants to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $.03 per share at any time until November 21, 2007 in exchange for them making available to the Company a line of credit of an aggregate up to $500,000. As of the filing date of this Form 10-K, the Company has not drawn down on its line of credit. The Company believes that its presently available cash and cash equivalents combined with the availability of the above referenced line of credit are sufficient to fund the Company's search for a business opportunity. If successful in entering into such a business opportunity, the Company may require additional financing. No assurances can be given that the Company will be successful in entering into a business opportunity and if successful in securing additional financing for the Company on terms satisfactory to it, if at all.

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

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES




                          INDEX TO FINANCIAL STATEMENTS






                                                                                                        PAGE

INDEPENDENT AUDITORS' REPORT                                                                             F-1


CONSOLIDATED BALANCE SHEETS                                                                              F-2


CONSOLIDATED STATEMENTS OF OPERATIONS                                                                    F-3


CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                    F-4


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                            F-5 - F-8


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
National Diversified Services, Inc.
New York, New York


We have audited the accompanying consolidated balance sheets of National Diversified Services, Inc. and Subsidiaries as at December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for each of the three years ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Diversified Services, Inc. and Subsidiaries as at December 31, 2001, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                                                    MILLER, ELLIN & COMPANY, LLP
                                                    CERTIFIED PUBLIC ACCOUNTANTS


New York, New York
March 7, 2002

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                                      ASSETS
                                                                                            DECEMBER 31,
                                                                                        2001            2000

CURRENT ASSETS:
   Cash and cash equivalents                                                          $  242,603     $  250,618
   Interest receivable                                                                     1,863          1,631
   Other current assets                                                                    1,656          1,656
                                                                                      ----------     ----------

              Total assets                                                            $  246,122     $  253,905
                                                                                      ==========     ==========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                              $   74,962     $   73,937
                                                                                      ----------     ----------

              Total liabilities                                                           74,962         73,937
                                                                                      ----------     ----------

COMMITMENT

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value:
     Authorized - 30,000,000 shares; issued and
       outstanding - 6,553,870 shares in 2001 and 2000                                     6,554          6,554
   Additional paid-in capital                                                            705,755        705,755
   Accumulated deficit                                                                  (541,144)      (532,336)
                                                                                      ----------     ----------
                                                                                         171,165        179,973
   Less: 5,000 shares of treasury stock, at cost                                               5              5
                                                                                      ----------     ----------
              Total stockholders' equity                                                 171,160        179,968
                                                                                      ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $  246,122     $  253,905
                                                                                      ==========     ==========





          See accompanying notes to consolidated financial statements.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                              YEARS ENDED DECEMBER 31,
                                                                     -------------------------------------------
                                                                         2001           2000            1999
                                                                     -------------  -------------  -------------

Interest income                                                       $     11,645   $     15,851   $     13,384

General and administrative expenses                                         20,453         29,174         17,898
                                                                      ------------   ------------   ------------

NET LOSS                                                                    (8,808)       (13,323)        (4,514)

Accumulated deficit at beginning of year                                  (532,336)      (519,013)      (514,499)
                                                                      ------------   ------------   ------------

Accumulated deficit at end of year                                    $   (541,144)  $   (532,336)  $   (519,013)
                                                                      ============   ============   ============


Loss per common share                                                 $      (0.00)  $      (0.00)  $      (0.00)
                                                                      ============   ============   ============



Weighted average number of common
   shares outstanding                                                    6,548,870      6,548,870      6,548,870
                                                                      ============   ============   ============


          See accompanying notes to consolidated financial statements.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS







                                                                              YEARS ENDED DECEMBER 31,
                                                                     -------------------------------------------
                                                                         2001           2000            1999
                                                                     -------------  -------------  -------------

Cash flows from operating activities:
   Net loss                                                            $   (8,808)    $  (13,323)    $   (4,514)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Changes in assets and liabilities:
         Interest receivable                                                 (232)         1,132         (2,650)
         Accounts payable and accrued expenses                              1,025         10,343         (2,673)
                                                                       ----------     ----------     ----------

NET CASH USED IN OPERATING ACTIVITIES                                      (8,015)        (1,848)        (9,837)
                                                                       ----------     ----------     ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    (8,015)        (1,848)        (9,837)

CASH AND CASH EQUIVALENTS - beginning                                     250,618        252,466        262,303
                                                                       ----------     ----------     ----------

CASH AND CASH EQUIVALENTS - ending                                     $  242,603     $  250,618     $  252,466
                                                                       ==========     ==========     ==========


















          See accompanying notes to consolidated financial statements.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Operations

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

     Fair Value of Financial Instruments

     The amounts at which current assets and current liabilities are presented in the balance sheet approximate their fair value due to their short-term nature.

     Concentrations of Credit Risk

     The Company places its cash balances with high credit quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit. At December 31, 2001, no amounts were in excess of the FDIC limit.

     Property, Plant and Equipment

     Property, plant and equipment have been fully depreciated over the estimated useful lives of the individual classes of assets. No depreciation expense has been recorded during the years ended December 31, 1999, 2000 and 2001.

     Cash Equivalents

     Cash equivalents comprised an investment in short-term commercial paper with a maturity of less than ninety days.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Revenue Recognition

     The Company's only revenue is interest income, which is recognized as earned.

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

     Loss Per Share

     Basic loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Stock warrants have not been included in the calculation of diluted loss per share, as the exercise price of the stock warrants was greater than market price of the common stock and, therefore, the effect would have been antidilutive. Accordingly, basic and dilutive loss per share are the same for the Company.


NOTE B - INCOME TAXES

     Deferred tax assets at December 31, is summarized below.

                                                                         2001           2000
                                                                     -------------  -------------

              Net operating losses                                    $   196,631    $   193,108
              Valuation allowance                                        (196,631)      (193,108)
                                                                      -----------    -----------
                                                                      $      -       $      -
                                                                      ===========    ===========

     At December 31, 2001 and 2000, a valuation allowance of 100% is provided as it is uncertain if the deferred tax asset will be utilized in the future.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999




NOTE B - INCOME TAXES (CONTINUED)

     Reconciliation of the statutory rate to the effective income tax rate is as follows:

                                                                         2001           2000            1999
                                                                     -------------  -------------  -------------

              Net loss                                               $      (8,808) $     (13,323) $      (4,514)
                                                                     -------------  -------------  -------------

              Tax at federal statutory rate                                 (2,995)        (4,530)        (1,535)
              State income tax                                                (528)          (799)          (271)
              Net operating loss carryforward                                3,523          5,329          1,806
              Deferred income taxes                                        196,631        193,108        187,778
              Valuation allowance                                         (196,631)      (193,108)      (187,778)
                                                                     -------------  -------------  -------------
                                                                     $        -     $        -     $        -
                                                                     =============  =============  =============

     At December 31, 2001, the Company has unused net operating loss carryforwards of approximately $492,000 expiring during 2002 through 2010.


NOTE C - STOCK OPTIONS AND WARRANTS

     During 1997, the Company entered into an arrangement with certain officers and stockholders pursuant to which they received warrants to purchase 2,000,000 shares of the Company's common stock at an exercise price of $0.03 per share at any time until November 21, 2007. In exchange, they will make available to the Company an aggregate line of credit of up to $500,000. In November 1997, the Company granted to an officer warrants to purchase 100,000 shares of the Company's common stock identical to those granted to the officers and stockholders referred to above in consideration of continuing to serve as an officer and a director of the Company.

     During 1997, the Company also granted warrants to purchase an aggregate of 200,000 shares of the Company's common stock at an exercise price of $0.03 per share to certain non-affiliated persons in connection with legal services rendered to the Company. These warrants expire on November 21, 2007.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999




NOTE C - STOCK OPTIONS AND WARRANTS (CONTINUED)

                                                  Officers &                                       Officer &
                                                   Directors             Non-Affiliates            Director

     Date of grant                          November 21, 1997        November 24, 1997          November 25, 1997
     Expiration date                        November 21, 2007        November 21, 2007          November 21, 2007
     Warrants outstanding and
       exercisable                                2,000,000                200,000                 100,000
     Exercise price                                  $0.03                    $0.03                  $0.03
     Quoted market price at date of grant            $0.00                    $0.00                  $0.00



     The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recorded for stock warrants granted. The estimated fair value of stock warrants granted is zero during 1999, 2000 and 2001.


NOTE D - COMMITMENT

     The Company has available to it a line of credit totaling $500,000 from two of its stockholders and officers, as further discussed in Note C. The Company has not drawn down on this line of credit as of the date of this report.


NOTE E - RELATED PARTY TRANSACTIONS

     Between December 1986 and November 22, 1989, accrued salaries payable to an officer and stockholder of the Company aggregated $58,750 and are included in accounts payable and accrued expenses.

     During 2001, 2000 and 1999, the Company utilized the office space of its counsel at no cost to the Company. The amount of office space utilized by the Company is considered insignificant.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         (a)      Identification of Directors

                  The names, ages and principal occupations of the Company's present directors, and the date on which their term of office commenced and expires, are as follows:

                                                              First
                                            Term of           Became            Principal
        Name                   Age          Office            Director          Occupation

George Rubin               74               (1)               1989              Private Investor



Morry Rubin                42               (1)               1998              Private Investor


Stacy Goldberg             39               (1)               1995              Private Investor

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

         (c)      Business Experience

         George Rubin has been Chairman of the Board of Directors of the Company since December 1989 and served as its and President, Chief Executive Officer and Chief Financial and Accounting Officer and Treasurer of the Company from August 1995 until February, 1998. George Rubin has been Executive Vice President of Preferred People Staffing LLC since September 1998 and is a Member-Manager of Venturesforth LLC. Preferred People Staffing is a provider of temporary workers for light industrial and unskilled manual labor jobs. Venturesforth is a holding company and is currently the owner of the governance units of Preferred People Staffing. George Rubin served as Chairman of the Board of ATC Group Services Inc. (formerly ATC Environmental Inc.) from June 1988 until February 1998. Mr. Rubin devotes such time to the Company as is necessary for the performance of his duties.

         Morry F. Rubin has served as President, Chief Executive Officer, Treasurer and Chief Financial Officer of the Company since February 1998. From June 1985 to August 1995, Mr. Rubin served as an executive officer and director of the Company. Morry Rubin has been Chairman of Preferred People Staffing LLC since September 1998 and a Member-Manager of Venturesforth LLC. Preferred People Staffing is a provider of temporary workers for light industrial and unskilled manual labor jobs. Venturesforth is a holding company and is currently the owner of the governance units of Preferred People Staffing. Mr. Rubin was President, Chief Executive Officer and Treasurer of ATC Group Services Inc. (formerly ATC Environmental Inc.) from January 1988 to February 1998 and a director of ATC from January 1988 to January 1998. Mr. Rubin devotes such time to the Company as is necessary for the performance of his duties.

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

         George Rubin served as Chief Executive Officer of the Company during 1997 before his son, Morry F. Rubin, was elected Chief Executive Officer of the Company on February 1, 1998. The following is the summary compensation table for the Company's two Executive Officers for 2001, 2000 and 1999.

                           SUMMARY COMPENSATION TABLE

====================================================================================================================================
                                                                              Long Term Compensation
------------------------------------------------------------------------------------------------------------------------------------

                                      Annual Compensation                  Awards                  Payouts
------------------------------------------------------------------------------------------------------------------------------------

          (a)                (b)      (c)         (d)           (e)          (f)        (g)            (h)          (i)
                                                              Other                                                 All
         Name                                                 Annual     Restricted                             Other Compen-
          and                                                 Compen-      Stock      Number of       LTIP        sation
       Principal                                              sation      Award(s)     Options/      Payouts        ($)
       Position             Year    Salary ($)   Bonus ($)      ($)         ($)        Warrants        ($)
------------------------------------------------------------------------------------------------------------------------------------

George Rubin,
Chairman of the
Board                      2001      -0-          -0-          -0-          -0-           -0-          -0-              -0-
                           --------------------------------------------------------------------------------------------------------
                           2000      -0-          -0-          -0-          -0-           -0-          -0-              -0-
                           --------------------------------------------------------------------------------------------------------
                           1999      -0-          -0-          -0-          -0-           -0-          -0-              -0-
-----------------------------------------------------------------------------------------------------------------------------------
Morry F. Rubin,
Chief Executive
Officer                    2001      -0-          -0-          -0-          -0-           -0-          -0-              -0-
                           --------------------------------------------------------------------------------------------------------
                           2000      -0-          -0-          -0-          -0-           -0-          -0-              -0-
                           --------------------------------------------------------------------------------------------------------
                           1999      -0-          -0-          -0-          -0-           -0-          -0-              -0-
===================================================================================================================================

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTIONS/WARRANTS VALUES

         The information provided in the table below provides information with respect to each exercise of the Company's stock options/warrants during fiscal 2001 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options/warrants.

========================== ============== =============== ========================== ============================

           (a)                  (b)            (c)                   (d)                         (e)
                                                                                              Value of
                                                                  Number of                  Unexercised
                              Shares                             Unexercised                In-the-Money
                            Acquired on                       Options/Warrants            Options/Warrants
                           Exercise (#)       Value             at FY-End (#)               at Fy-End($)
                                             Realized            Exercisable/               Exercisable/
          Name                                ($)(1)            Unexercisable             Unexercisable(1)
-------------------------- -------------- --------------- -------------------------- ----------------------------

George Rubin                    -0-            -0-            1,000,000 / -0-                    N/A
-------------------------- -------------- --------------- -------------------------- ----------------------------
Morry F. Rubin                  -0-            -0-           1,000,000 / -0-                     N/A
========================== ============== =============== ========================== ============================


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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         As of March 20, 2002, the only persons of record who held or were known to own (or believed by the Company to own) beneficially more than 5% of the outstanding 6,548,870 shares of Common Stock of the Company (the only voting security) were as indicated in the table below. Such table also sets forth the beneficial ownership of executive officers, directors, both individually and as a group.

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

Item 13. Certain Relationships and Related Transactions.

                  Between December 1986 to November 22, 1989, accrued salaries payable to Morry Rubin amounted to $58,750. These monies are payable on demand and are reflected in accounts payable and accrued expenses.

                    The Company has an arrangement with George Rubin and Morry Rubin pursuant to which each received Warrants to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $.03 per share at any time until November 21, 2007 in exchange for them making available to the Company an aggregate line of credit of up to $500,000. As of the filing date of this Form 10-K, the Company has not drawn down on its line of credit. In November 1997, the Company granted Stacy Goldberg Warrants to purchase 100,000 shares of the Company's Common Stock identical to those granted to George Rubin and Morry Rubin in consideration of her continuing to serve as a director of the Company.

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

         (a)(3)       Exhibits

                      3        Certificate of Incorporation and Amendments thereto (1)

                      3(A)     By-Laws (1)

                      11.      Statement Re: Computation of Earnings per share (see "Financial
                               Statements").

                      21       Subsidiaries  of Registrant (2)

                      99       Form of Warrants granted to Morry Rubin and George Rubin (4)

                      99.1     Form of Warrant granted to Stacy Goldberg (3)

                      99.2     Form of Warrant granted to Lester Morse and Steven Morse (4)


----------------

     (1) Exhibits 3 and 3(A) are incorporated by reference from Registration No. 99080 which were filed in a Registration Statement on Form S-18.

     (2) The Company had no active subsidiaries during the year ended December 31, 2001.

     (3) Incorporated by reference to the Company's Form 10-K for its fiscal year ended December 31, 1998.

         (b)          Reports on Form 8-K.
                      --------------------
                      No Form 8-K was filed or required to be filed during the fourth quarter of 2001.

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


Dated: March 25, 2002


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                                 Title                              Date

                                                     President, Chief
                                                     Executive Officer,
                                                     Treasurer, Principal
                                                     Financial and
/s/ Morry Rubin                                      Accounting Officer                 March 25, 2002
----------------------------                         and Director
MORRY RUBIN



/s/ Stacy Goldberg                                   Director and Secretary             March 25, 2002
-------------------------
STACY GOLDBERG


/s/ George Rubin                                     Chairman of the Board              March 25,  2002
-------------------------
GEORGE RUBIN