Form 10QSB
period 2002-03-31
NATIONAL DIVERSIFIED SERVICES INC
filed 2002-05-15
CIK 772784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002

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

                                                 Yes  x .   No ___.
                                                     ---

6,548,870 Common Shares, $.001 par value were issued and outstanding at March 31, 2002.

                       NATIONAL DIVERSIFIED SERVICES, INC.


                                      INDEX


                                                                                                 Page Number

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                           Consolidated Balance Sheets                                                            3
                             March 31, 2002 (Unaudited) and
                             December 31, 2001

                           Consolidated Statements of Operations                                                  4
                             Three Months ended March 31,
                             2002 and March 31, 2001 (Unaudited)

                           Consolidated Statements of Cash Flows                                                  5
                             Three Months Ended March 31, 2002 and
                              March 31, 2001 (Unaudited)

                           Notes to Financial Statements (Unaudited)                                              6

         Item 2.  Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations                                                                           8

PART II. OTHER INFORMATION                                                                                        9


SIGNATURES                                                                                                       10

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                            MARCH 31,        DECEMBER 31,
                                                                              2002                   2001
                                                                     ---------------------   -------------------
                                                                           (Unaudited)             (Audited)

CURRENT ASSETS
   Cash and cash equivalents                                               $  239,657            $  242,603
   Interest receivable                                                             64                 1,863
   Other current assets                                                         1,656                 1,656
                                                                           ----------            ----------

                  Total assets                                             $  241,377            $  246,122
                                                                           ==========            ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                   $   72,862            $   74,962
                                                                           ----------            ----------

                  Total liabilities                                            72,862                74,962
                                                                           ----------            ----------

COMMITMENT

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value;
     Authorized - 30,000,000 shares; issued and
     outstanding - 6,553,870 shares                                             6,554                 6,554
   Additional paid-in capital                                                 705,755               705,755
   Accumulated deficit                                                       (543,789)             (541,144)
                                                                           ----------            ----------
                                                                              168,520               171,165
Less:  5,000 shares of treasury stock, at cost                                      5                     5
                                                                           ----------            ----------

     Total stockholders' equity                                               168,515               171,160
                                                                           ----------            ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  241,377            $  246,122
                                                                           ==========            ==========

    See accompanying notes to consolidated financial statements (unaudited).

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001





                                                                                          2002           2001
                                                                                      -----------    -----------

REVENUES - interest                                                                    $      46       $  3,544


GENERAL AND ADMINISTRATIVE
   EXPENSES                                                                                2,691          6,240
                                                                                       ---------       --------


NET LOSS                                                                               $  (2,645)      $ (2,696)
                                                                                       =========       =========


BASIC AND DILUTED NET LOSS PER SHARE                                                   $   -   *       $  -   *
                                                                                       =========       =========


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                          6,548,870       6,548,870
                                                                                       =========       =========



*Less than $.01 per share


    See accompanying notes to consolidated financial statements (unaudited).

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                                THREE
                                                                                            MONTHS ENDED
                                                                                              MARCH 31,
                                                                                        2002            2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $   (2,645)    $   (2,696)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Changes in assets and liabilities:
         Interest receivable                                                               1,799           (766)
         Accounts payable and accrued expenses                                            (2,100)           834
                                                                                      ----------     ----------

NET CASH USED IN OPERATING ACTIVITIES                                                     (2,946)        (2,628)
                                                                                      ----------     ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                   (2,946)        (2,628)

CASH AND CASH EQUIVALENTS - beginning                                                    242,603        250,618
                                                                                      ----------     ----------

CASH AND CASH EQUIVALENTS - ending                                                    $  239,657     $  247,990
                                                                                      ==========     ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                                         $      300     $     -
                                                                                      ==========     ==========



    See accompanying notes to consolidated financial statements (unaudited).

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (UNAUDITED)





NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements do not include all disclosures required to be included in a complete set of financial statements prepared in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) that are considered necessary for a fair presentation have been included. The results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K filed on March 28, 2002 for the year ended December 31, 2001.


NOTE 2 - NATURE OF BUSINESS

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


NOTE 3 - PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries, which are all wholly-owned and totally inactive. All significant intercompany accounts and transactions have been eliminated in consolidation.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (UNAUDITED)







NOTE 4 - USE OF ESTIMATES

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


NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The amounts at which current assets and current liabilities are presented in the balance sheet approximate their fair value due to their short-term nature.


NOTE 6 - CASH EQUIVALENTS

     Cash equivalents represent short-term commercial paper with maturities of less than ninety days.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations

         During the three months ended March 31, 2002, the Company had no revenues other than interest income since the Company terminated its import and sale business operations in 1990. The Company is presently exploring various business opportunities that may be available to it. No assurances can be given that the Company will be successful in completing a transaction to acquire an operating business.

Liquidity and Capital Resources

         Financing of the Company's activities has been provided from the public sale of its securities for cash amounting to a net of approximately $600,000. At March 31, 2002, the Company's working capital amounted to $168,515 with cash assets of $239,657. Management believes that its cash assets are adequate to meet the Company's short term and long term liquidity and cash requirements until such time, if ever, as the Company completes a transaction to establish an operating business.

                       NATIONAL DIVERSIFIED SERVICES, INC.


                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings: None

Item 2. Changes in Securities: None

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders:

                  None

Item 5. Other Information: None

Item 6.  Exhibits and Reports on Form 8-K:

                  (a) Exhibits - 11 - Statement re: computation of per share earnings - see Consolidated Statements of Operations.

                  (b) No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                       NATIONAL DIVERSIFIED SERVICES, INC.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        NATIONAL DIVERSIFIED SERVICES, INC.

                                                (Registrant)

Dated: May 14, 2002                  /s/Morry Rubin
                                        Morry Rubin, President, Chief Executive,
                                        Financial and Accounting Officer