Form 10-Q
period 2002-06-30
NATIONAL DIVERSIFIED SERVICES INC
filed 2002-08-19
CIK 772784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2002

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

                                                 Yes  x .   No ___.
                                                     ---

6,548,870 Common Shares, $.001 par value were issued and outstanding at August 15, 2002.

                       NATIONAL DIVERSIFIED SERVICES, INC.


                                      INDEX


                                                                                                 Page Number

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                           Consolidated Balance Sheets                                               3
                             June 30, 2002 (Unaudited) and
                             December 31, 2001

                           Consolidated Statements of Operations                                     4
                             Three Months and Six months ended June 30,
                             2002 and June 30, 2001 (Unaudited)

                           Consolidated Statements of Cash Flows                                     5
                              Six Months Ended June 30, 2002 and
                              June 30, 2001 (Unaudited)

                           Notes to Financial Statements (Unaudited)                                 6

         Item 2.  Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations                                                              8

PART II. OTHER INFORMATION                                                                           9


SIGNATURES                                                                                           10

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                            JUNE 30,         DECEMBER 31,
                                                                              2002                   2001
                                                                     ---------------------   -------------------
                                                                           (Unaudited)             (Audited)

CURRENT ASSETS
   Cash and cash equivalents                                               $  228,590            $  242,603
   Interest receivable                                                            650                 1,863
   Other current assets                                                         1,656                 1,656
                                                                           ----------            ----------

                  Total assets                                             $  230,896            $  246,122
                                                                           ==========            ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                   $   74,819            $   74,962
                                                                           ----------            ----------

                  Total liabilities                                            74,819                74,962
                                                                           ----------            ----------

COMMITMENT

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value;
     Authorized - 30,000,000 shares; issued and
     outstanding - 6,553,870 shares                                             6,554                 6,554
   Additional paid-in capital                                                 705,755               705,755
   Accumulated deficit                                                       (556,227)             (541,144)
                                                                           ----------            ----------
                                                                              156,082               171,165
Less:  5,000 shares of treasury stock, at cost                                      5                     5
                                                                           ----------            ----------

     Total stockholders' equity                                               156,077               171,160
                                                                           ----------            ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  230,896            $  246,122
                                                                           ==========            ==========





    See accompanying notes to consolidated financial statements (unaudited).

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)






                                                                       SIX                        THREE
                                                                  MONTHS ENDED                MONTHS ENDED
                                                                    JUNE 30,                    JUNE 30,
                                                            ------------------------    ------------------------
                                                               2002         2001            2002         2001
                                                            -----------  -----------    -----------  -----------

REVENUES - interest                                          $      823   $   6,206      $      777    $  2,662


GENERAL AND ADMINISTRATIVE
   EXPENSES                                                      15,906      11,426          13,215       6,786
                                                             ----------   ---------      ----------    --------


NET LOSS                                                     $  (15,083)  $  (5,220)     $  (12,438)   $ (4,124)
                                                             ==========   =========      ==========    ========


NET LOSS PER SHARE, BASED
   ON THE WEIGHTED AVERAGE
   SHARES OUTSTANDING                                        $     -   *  $    -   *     $     -   *   $   -   *
                                                             ==========   =========      ==========    ========


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

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                                 SIX
                                                                                            MONTHS ENDED
                                                                                              JUNE 30,
                                                                                        2002            2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $  (15,083)    $   (5,220)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Changes in assets and liabilities:
         Interest receivable                                                               1,213           (140)
         Accounts payable and accrued expenses                                              (143)           459
                                                                                      ----------     ----------

NET CASH USED IN OPERATING ACTIVITIES                                                    (14,013)        (4,901)
                                                                                      ----------     ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                  (14,013)        (4,901)

CASH AND CASH EQUIVALENTS - beginning                                                    242,603        250,618
                                                                                      ----------     ----------

CASH AND CASH EQUIVALENTS - ending                                                    $  228,590     $  245,717
                                                                                      ==========     ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                                         $      300     $     -
                                                                                      ==========     ==========



    See accompanying notes to consolidated financial statements (unaudited).

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements do not include all disclosures required to be included in a complete set of financial statements prepared in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) that are considered necessary for a fair presentation have been included. The results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K filed on March 28, 2002 for the year ended December 31, 2001.


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

                                  JUNE 30, 2002
                                   (UNAUDITED)



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

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations

         During the three months and six months ended June 30, 2002, the Company had no revenues other than interest income since the Company terminated its import and sale business operations in 1990. The Company is presently exploring various business opportunities that may be available to it. No assurances can be given that the Company will be successful in completing a transaction to acquire an operating business.

         During the six months ended June 30, 2002, there were no material changes in the financial condition of the Company other than a net loss of $15,083 as compared to a net loss of $5,220 for the comparable period of the prior year. Due to the Company lacking any current business activities or operations, other than searching for a new business opportunity or merger candidate, there are no trends or uncertainties that have had or reasonably expect to have a material favorable or unfavorable impact on revenues or income
(loss) from continuing operations. Further, there are no unusual or infrequent events or transactions or any significant economic changes that materially effected the amount of reported income (loss) from continuing operations.

Liquidity and Capital Resources

         Financing of the Company's activities has been provided from the public sale of its securities for cash amounting to a net of approximately $600,000. At June 30, 2002, the Company's working capital amounted to $156,077 with cash assets of $228,590. Management believes that its cash assets are adequate to meet the Company's short term and long term liquidity and cash requirements until such time, if ever, as the Company completes a transaction to establish an operating business.

         The Company has been unable to find a suitable business opportunity or merger candidate over the last ten years, considering the limited cash resources available to the Company and that the Company's Common Stock has no active and established trading market. Nevertheless, Management is continuing to explore various business opportunities that may be available to it. As of the filing date of this Form 10-Q, there are no known trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Registrant's liquidity increasing or decreasing in any material way. Further, at the present time, the Company has no commitments for capital expenditures and does not anticipate same until it establishes a business or acquires an operating business, of which there can be no assurances given.

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

Item 4.  Submission of Matters to a Vote of Security Holders:
         ----------------------------------------------------

                  None

Item 5.  Other Information:                 None
         ------------------

Item 6.  Exhibits and Reports on Form 8-K:
         ---------------------------------

     (a) Exhibits - 11 Statement re: computation of per share earnings-See consolidated statement of operations

     99.1 Certification of Executive Officers

     (b) No reports on Form 8-K were filed during the quarter ended June 30, 2002.

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



                                             NATIONAL DIVERSIFIED SERVICES, INC.
                                                      (Registrant)

Dated: August 16, 2002               /s/Morry Rubin
                                        Morry Rubin, President, Chief Executive,
                                        Financial and Accounting Officer

                   Certification Pursuant to 18 U.S.C.ss.1350


         In connection with the filing with the United States Securities and Exchange Commission of National Diversified Services, Inc.'s (the "Company") Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the "Report"), the undersigned, the Chief Executive Officer and the Chief Financial Officer of the Company, hereby certify that (i) in our capacities as officers of the Company, (ii) to each of our own respective actual knowledge, and (iii) solely for the purpose of compliance with 18 U.S.C.ss.1350, that:

         (1) the Report fully complies with the requirements of ss.13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                  The above certification is given as of the date of the Report and is limited to the periods covered by the Report.

                  IN WITNESS WHEREOF, the undersigned have executed this Certificate on August 16, 2002.

                                               By:    /s/Morry F. Rubin
                                                         Chief Executive Officer

                                               By:   /s/ Morry F. Rubin
                                                         Chief Financial Officer