Form 10-Q
period 2002-09-30
NATIONAL DIVERSIFIED SERVICES INC
filed 2002-11-14
CIK 772784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2002
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                                                 Yes  x .   No ___.
                                                     ---

6,548,870 Common Shares, $.001 par value were issued and outstanding at November 12, 2002.

                       NATIONAL DIVERSIFIED SERVICES, INC.


                                      INDEX


                                                                                                 Page Number

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                           Consolidated Balance Sheets                                                            3
                             September 30, 2002 (Unaudited) and
                             December 31, 2001

                           Consolidated Statements of Operations                                                  4
                             Three Months and Nine months ended September 30,
                             2002 and September 30, 2001 (Unaudited)

                           Consolidated Statements of Cash Flows                                                  5
                              Six Months Ended September 30, 2002 and
                              September 30, 2001 (Unaudited)

                           Notes to Financial Statements (Unaudited)                                              6

         Item 2.  Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations                                                                           8

PART II. OTHER INFORMATION                                                                                        9


SIGNATURES                                                                                                       10



              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                          SEPTEMBER 30,      DECEMBER 31,
                                                                              2002                   2001
------------------------------------------------------------------------------------------   -------------------
                                                                           (Unaudited)             (Audited)

CURRENT ASSETS
   Cash and cash equivalents                                               $  126,265            $  242,603
   Securities available-for-sale                                              100,799
   Interest receivable                                                           -                    1,863
   Other current assets                                                         1,656                 1,656
                                                                           ----------            ----------

                  Total assets                                             $  228,720            $  246,122
                                                                           ==========            ==========


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                   $   72,922            $   74,962
                                                                           ----------            ----------

                  Total liabilities                                            72,922                74,962
                                                                           ----------            ----------

COMMITMENT

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value;
     Authorized - 30,000,000 shares; issued and
     outstanding - 6,553,870 shares                                             6,554                 6,554
   Additional paid-in capital                                                 705,755               705,755
   Accumulated deficit                                                       (556,993)             (541,144)
   Accumulated other comprehensive
     income - unrealized gain                                                     487                  -
                                                                           ----------            ----------
                                                                              155,803               171,165
Less:  5,000 shares of treasury stock, at cost                                      5                     5
                                                                           ----------            ----------

     Total stockholders' equity                                               155,798               171,160
                                                                           ----------            ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  228,720            $  246,122
                                                                           ==========            ==========




    See accompanying notes to consolidated financial statements (unaudited).

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                                      NINE                        THREE
                                                                  MONTHS ENDED                MONTHS ENDED
                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                               2002         2001            2002         2001
-----------------------------------------------------------------------  -----------    -----------  -----------

INVESTMENT INCOME                                            $    2,185   $   9,975      $   1,362     $  3,769


GENERAL AND ADMINISTRATIVE
   EXPENSES                                                      18,034      15,389          2,128        3,964
                                                             ----------   ---------      ---------     --------


NET LOSS                                                     $  (15,849)  $  (5,414)     $    (766)    $   (195)
                                                             ==========   =========      =========     ========


NET LOSS PER SHARE, BASED
   ON THE WEIGHTED AVERAGE
   SHARES OUTSTANDING                                        $    -   *   $   -   *      $   -   *     $  -   *
                                                             =========    ========       ========      =======


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

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                NINE
                                                                                            MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                        2002            2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                          $    (15,849)  $     (5,414)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Changes in assets and liabilities:
         Interest receivable                                                                1,863           (645)
         Accounts payable and accrued expenses                                             (2,040)         1,001
                                                                                     ------------   ------------

NET CASH USED IN OPERATING ACTIVITIES                                                     (16,026)        (5,058)
                                                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of securities available-for-sale                                             (100,312)          -
                                                                                     ------------   ------------

NET CASH USED IN INVESTING ACTIVITIES                                                    (100,312)          -
                                                                                     ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                  (116,338)        (5,058)

CASH AND CASH EQUIVALENTS - beginning                                                     242,603        250,618
                                                                                     ------------   ------------

CASH AND CASH EQUIVALENTS - ending                                                   $    126,265   $    245,560
                                                                                     ============   ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
   Unrealized gain on securities available-for-sale                                           487           -






    See accompanying notes to consolidated financial statements (unaudited).

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)





NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements do not include all disclosures required to be included in a complete set of financial statements prepared in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) that are considered necessary for a fair presentation have been included. The results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K filed on March 28, 2002 for the year ended December 31, 2001.


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

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)



NOTE 4 - SECURITIES AVAILABLE-FOR-SALE

     Securities available-for-sale consist of an investment in Vanguard GNMA Fund at fair value. The temporary unrealized gain of $487 is reported as a separate component of stockholders' equity in accumulated other comprehensive income.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations

         During the three months and nine months ended September 30, 2002, the Company had no revenues other than investment income since the Company terminated its import and sale business operations in 1990. The Company is presently exploring various business opportunities that may be available to it. No assurances can be given that the Company will be successful in completing a transaction to acquire an operating business.

         During the three months ended September 30, 2002, there were no material changes in the financial condition of the Company other than a net loss of $766 as compared to a net loss of $195 for the comparable period of the prior year. During the nine months ended September 30, 2002, there were no material changes in the financial condition of the Company other than a net loss of $15,849 as compared to a net loss of $5,414 for the comparable period of the prior year. Further, due to the Company lacking any current business activities or operations, other than searching for a new business opportunity or merger candidate, there are no trends or uncertainties that have had or reasonably expect to have a material favorable or unfavorable impact on revenues or income
(loss) from continuing operations. Further, there are no unusual or infrequent events or transactions or any significant economic changes that materially effected the amount of reported income (loss) from continuing operations.

Liquidity and Capital Resources

         Financing of the Company's activities has been provided from the December 1986 initial public offering of its securities for cash amounting to a net of approximately $600,000. At September 30, 2002, the Company's working capital amounted to $155,798 with cash and cash equivalents and securities available for sale aggregating $227,064. Management believes that its cash assets are adequate to meet the Company's short term and long term liquidity and cash requirements until such time, if ever, as the Company completes a transaction to establish an operating business.

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

Item.3   Quantitative and Qualitative Disclosures about Market Risk

The Company's securities available for sale consist of an investment in a mutual fund whose value is subject to change with market conditions. The mutual fund invests in U.S. Government obligations whose terms may be more than one year.
In addition, the Company's cash equivalents are invested in a brokerage account subject to changes in interest rates. The Company manages its market risk by periodically changing its investments. The Company has no assets and liabilities which are denominated in a currency other than U.S. dollars or involve commodity price risks.

Item 4.  Controls and Procedures

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

                       NATIONAL DIVERSIFIED SERVICES, INC.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings: None

Item 2. Changes in Securities: None

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders:

                  None

Item 5. Other Information: None

Item 6.  Exhibits and Reports on Form 8-K:

     (a) Exhibits -

                      3        Certificate of Incorporation and Amendments thereto (1)

                      3        (A) By-Laws (1)

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


     (b) No reports on Form 8-K were filed during the quarter ended September 30, 2002.

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



                                        NATIONAL DIVERSIFIED SERVICES, INC.
                                                  (Registrant)

Dated: November 13, 2002             /s/Morry Rubin
                                        Morry Rubin, President, Chief Executive,
                                        Financial and Accounting Officer

                                  CERTIFICATION

     I, Morry F. Rubin, Chief Executive Officer and Chief Financial Officer of the Registrant, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of National Diversified Services, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure control and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002                         /s/ Morry F. Rubin
                                                     Morry F. Rubin,
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

Correspondence Filing

                   Certification Pursuant to 18 U.S.C.ss.1350


         In connection with the filing with the United States Securities and Exchange Commission of National Diversified Services, Inc.'s (the "Company") Quarterly Report on Form 10-Q for the period ended September 30, 2002 (the "Report"), the undersigned, the Chief Executive Officer and the Chief Financial Officer of the Company, hereby certify that (i) in our capacities as officers of the Company, (ii) to each of our own respective actual knowledge, and (iii) solely for the purpose of compliance with 18 U.S.C.ss.1350, that:

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

                  IN WITNESS WHEREOF, the undersigned have executed this Certificate on November 13, 2002.

                                                     By:   /s/Morry F. Rubin
                                                         Chief Executive Officer

                                                     By:   /s/ Morry F. Rubin
                                                         Chief Financial Officer