Form 10-K
period 2002-12-31
NATIONAL DIVERSIFIED SERVICES INC
filed 2003-03-28
CIK 772784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE
                                    REQUIRED)
                   For the fiscal year ended December 31, 2002
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ________ to ________

                       Commission File Number: 2-99080-NY

                       National Diversified Services, Inc.
 -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                         11-2820379
-----------------------------                         --------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization                             Identification No.)

                             c/o Lester Morse P.C.
                        111 Great Neck Road, Suite, 420
                           Great Neck, New York 11021
                     --------------------------------------
              (Address of principal executive offices) (Zip Code)

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

     As of March 20, 2003, the aggregate number of shares of the voting stock held by non-affiliates was 1,762,870 shares of Common Stock, $.001 par value. See "Item 5" regarding a sporadic market for the Company's Common Stock.

     The number of shares outstanding of the Issuer's Common Stock, as of March 20, 2003 was 6,548,870.

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

         The Company may use independent consultants (who may agree to receive stock of the Company in payment for their services in lieu of cash) to explore areas of, and to seek out, acquisition prospects. Such independent consultants would be expected to have such expertise or knowledge which would be of use to Management in any investment decision. The Company has not engaged any independent consultants as of March 20, 2003.

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

         Management has been advised by its transfer agent (American Stock Transfer & Trust Company) that the approximate number of holders of the Company's Common Stock as of March 20, 2003 was approximately 325.

         No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.

         Of the Company's issued and outstanding 6,548,870 shares of Common Stock as of March 20, 2003, 5,790,300 shares of the Company's restricted Common Stock may be eligible for sale in compliance with Rule 144. Rule 144 provides among other things and subject to certain limitations that a person holding restricted securities for a period of one year may sell those securities in brokerage transactions, in an amount equal to at least 1% of the Company's outstanding Common Stock every three months. Possible or actual sales of the Company's Common Stock under Rule 144 may have a depressive effect upon the price of the Company's Common Stock if any meaningful market were to develop for the Company's Common Stock. Notwithstanding anything contained herein to the contrary, the Securities and Exchange Commission may take the position that the restricted Common Stock of the Company is not eligible for sale under Rule 144 and must be registered for sale under the Securities Act of 1933, as amended.

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

Recent Sales of Unregistered Securities

During 2002, the Company did not issue any unregistered securities.

Item 6.  Selected Financial Data.

         Consolidated Statements of Operations Summary:


======================= ==================== ===================== ==================== ==================== =====================

                        Year Ended           Year Ended            Year Ended            Year Ended          Year Ended
                        December 31,         December 31,          December 31,         December 31,         December 31,
                             2002              2001                  2000                     1999                1998
----------------------- -------------------- --------------------- -------------------- -------------------- ---------------------


Net Sales**             $  4,531               $11,645               $15,851            $ 13,384             $   13,319
----------------------- -------------------- --------------------- -------------------- -------------------- ---------------------

Net Income
(Loss)                  $(19,824)              $(8,808)              (13,323)             (4,514)               (14,750)
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

  * Less than $.01 per share.
 ** Represents interest and dividend income.

     Consolidated Balance Sheets Summary:

========================== =================== ==================== ==================== ==================== ====================

                           December 31,        December 31,         December 31,         December 31,         December 31,
                                  2002            2001                 2000                 1999                  1998
-------------------------- ------------------- -------------------- -------------------- -------------------- --------------------

Working Capital               $151,098              $ 171,160             $179,968            $ 252,041           $256,555

-------------------------- ------------------- -------------------- -------------------- -------------------- --------------------

Total Share-
holders'Equity                $151,098              $ 171,160              179,968              193,291            197,805

-------------------------- ------------------- -------------------- -------------------- -------------------- --------------------

Total
Assets                        $225,330              $ 246,122              253,905              256,885            264,072

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

Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         During the past three years, except for interest income, no revenues were received by the Company. The Company is presently exploring various business opportunities that may be available to it. See "Item 1." No assurances can be given that the Company will be successful in completing a transaction to acquire an operating business.

         During 2002, there were no material changes in the financial condition of the Company other than a net loss of $19,824 as compared to a net loss of $8,808 for 2001 and $13,323 for 2000. Further, due to the Company lacking any current business activities or operations, other than searching for a new business opportunity or merger candidate, there are no trends or uncertainties that have had or reasonably expect to have a material favorable or unfavorable impact on revenues or income (loss) from continuing operations. Further, there are no unusual or infrequent events or transactions or any significant economic changes that materially effected the amount of reported income (loss) from continuing operations.

Liquidity and Capital Resources

         Financing of the Company's activities has been provided from the December 1986 initial public offering of its securities for cash amounting to a net of approximately $600,000. At December 31, 2002, the Company's working capital amounted to $151,098 with cash and cash equivalents and securities available for sale aggregating $225,330. Management believes that its cash assets are adequate to meet the Company's short term and long term liquidity and cash requirements until such time, if ever, as the Company completes a transaction to establish an operating business.

         The Company has been unable to find a suitable business opportunity or merger candidate considering the limited cash resources available to the Company and that the Company's Common Stock has no active and established trading market. Nevertheless, Management is continuing to explore various business opportunities that may be available to it. As of the filing date of this Form 10-K, there are no known trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Registrant's liquidity increasing or decreasing in any material way. Further, at the present time, the Company has no commitments for capital expenditures and does not anticipate same until it establishes a business or acquires an operating business, of which there can be no assurances given.

Item 7(a).        Quantitative and Qualitative Disclosures about Market Risk.

         The Company is not exposed to financial market risks from changes in foreign currency exchange rates or changes in interest rates. The Company does not use derivative financial instruments.

         The Company's debt obligations are primarily fixed rate, with the exception of its working capital loans. If the Company were to pursue re-financing of its fixed rate debt or lease obligations, it could potentially be exposed to changes in interest rates.


Item 8.  Financial Statements and Supplementary Data.

         The information required by Item 8, appears at pages F-1 through F-11 (inclusive) of this Report, which pages follow this page.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                        Not applicable.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES




                          INDEX TO FINANCIAL STATEMENTS






                                                                                                        PAGE

INDEPENDENT AUDITORS' REPORT                                                                             F-1


CONSOLIDATED BALANCE SHEETS                                                                              F-2


CONSOLIDATED STATEMENTS OF OPERATIONS
   AND COMPREHENSIVE LOSS                                                                                F-3


CONSOLIDATED STATEMENTS OF
   STOCKHOLDERS' EQUITY                                                                                  F-4


CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                    F-5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                           F-6 - F-10


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
National Diversified Services, Inc.
New York, New York


We have audited the accompanying consolidated balance sheets of National Diversified Services, Inc. and Subsidiaries as at December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows, for each of the three years ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Diversified Services, Inc. and Subsidiaries as at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.




                                                    MILLER, ELLIN & COMPANY, LLP
                                                    CERTIFIED PUBLIC ACCOUNTANTS


New York, New York
March 20, 2003

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                      ASSETS
                                                                                            DECEMBER 31,
                                                                                        2002            2001

CURRENT ASSETS:
   Cash and cash equivalents                                                          $  123,337     $  242,603
   Securities available-for-sale                                                         101,993           -
   Interest receivable                                                                      -             1,863
   Other current assets                                                                     -             1,656
                                                                                      ----------     ----------

              Total assets                                                            $  225,330     $  246,122
                                                                                      ==========     ==========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                              $   74,232     $   74,962
                                                                                      ----------     ----------

              Total liabilities                                                           74,232         74,962
                                                                                      ----------     ----------

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value:
     Authorized - 30,000,000 shares; issued and
       outstanding - 6,548,870 and 6,553,870 shares
       as of December 31, 2002 and 2001, respectively                                      6,549          6,554
   Additional paid-in capital                                                            705,755        705,755
   Accumulated deficit                                                                  (560,968)      (541,144)
   Accumulated other comprehensive loss                                                     (238)          -
                                                                                      ----------     ----------
                                                                                         151,098        171,165
   Less: treasury stock, at cost                                                            -                 5
                                                                                      ----------     ----------
              Total stockholders' equity                                                 151,098        171,160
                                                                                      ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $  225,330     $  246,122
                                                                                      ==========     ==========




          See accompanying notes to consolidated financial statements.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS





                                                                              YEARS ENDED DECEMBER 31,
                                                                         2002           2001            2000
                                                                     -------------  -------------  -------------

Interest and dividend income                                          $      4,531   $     11,645   $     15,851

General and administrative expenses                                        (24,355)       (20,453)       (29,174)
                                                                      ------------   ------------   ------------

NET LOSS                                                                   (19,824)        (8,808)       (13,323)

Other comprehensive loss, net of tax:
   Unrealized losses on securities:
     Unrealized holding loss arising during the period                        (238)          -              -
                                                                      ------------   ------------   ------------

COMPREHENSIVE LOSS                                                    $    (20,062)  $     (8,808)  $    (13,323)
                                                                      ============   ============   ============


Loss per common share                                                 $      (0.00)  $      (0.00)  $      (0.00)
                                                                      ============   ============   ============


Weighted average number of common
   shares outstanding                                                    6,548,870      6,548,870      6,548,870
                                                                      ============   ============   ============





          See accompanying notes to consolidated financial statements.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF
                              STOCKHOLDERS' EQUITY


                                                                                  ACCUMULATED
                                                         ADDITIONAL                  OTHER
                                         COMMON STOCK    PAID-IN     ACCUMULATED  COMPREHENSIVE     TREASURY STOCK
                                    SHARES      AMOUNT   CAPITAL      DEFICIT        LOSS         SHARES    AMOUNT         TOTAL
                                   ----------  --------  ----------  ----------    ----------    --------- ----------    ----------

BALANCE AT JANUARY 1, 2000 ........6,553,870  $  6,554   $ 705,755   $(519,013)   $     --         (5,000) $   (5)       $  193,291

   Net loss .......................     --        --          --       (13,323)         --            --        --          (13,323)
                                   ----------  --------  ----------  ----------    ----------    --------- ----------    ----------

BALANCE AT DECEMBER 31, 2000 ......6,553,870     6,554     705,755    (532,336)         --         (5,000)     (5)          179,968

   Net loss .......................     --        --          --        (8,808)         --            --        --           (8,808)
                                   ----------  --------  ----------  ----------    ----------    --------- ----------    ----------

BALANCE AT DECEMBER 31, 2001 ......6,553,870     6,554     705,755    (541,144)         --         (5,000)     (5)          171,160
                                                                                                                         ----------

   Retirement of treasury stock ...   (5,000)      (5)        --          --            --          5,000       5               --

COMPREHENSIVE LOSS:
   Net loss .......................     --        --          --       (19,824)         --            --        --          (19,824)
   Other comprehensive loss,
   net of tax: Unrealized
   losses on securities:
   Unrealized holding
   losses arising
   during the period .............       --       --          --          --           (238)          --        --             (238)
                                   ---------- --------    ----------  ----------    ----------    -------- ----------    ----------

   Total comprehensive loss ...                                                                                             (20,062)
                                                                                                                         ----------

BALANCE AT DECEMBER 31, 2002 ......6,548,870  $  6,549    $  705,755  $(560,968)   $   (238)     $    --   $    --       $  151,098
                                   ========== =========   ==========  ==========    ==========   ========= ==========    ==========

          See accompanying notes to consolidated financial statements.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              YEARS ENDED DECEMBER 31,
                                                                         2002           2001            2000
                                                                     -------------  -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                           $   (19,824)    $   (8,808)    $  (13,323)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Bad debt expense                                                     1,656           -              -
       Changes in assets and liabilities:
         Interest receivable                                                1,863           (232)         1,132
         Accounts payable and accrued expenses                               (730)         1,025         10,343
                                                                      -----------     ----------     ----------

NET CASH USED IN OPERATING ACTIVITIES                                     (17,035)        (8,015)        (1,848)
                                                                      -----------     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available-for-sale                            (102,231)          -              -
                                                                      -----------     ----------     ----------

NET CASH USED IN INVESTING ACTIVITIES                                    (102,231)          -              -
                                                                      -----------     ----------     ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                  (119,266)        (8,015)        (1,848)

CASH AND CASH EQUIVALENTS - beginning                                     242,603        250,618        252,466
                                                                      -----------     ----------     ----------

CASH AND CASH EQUIVALENTS - ending                                    $   123,337     $  242,603     $  250,618
                                                                      ===========     ==========     ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Non-cash investing and financing activities:
     Unrealized loss on securities available-for-sale                 $      (238)    $     -        $     -
                                                                      ===========     ==========     ==========
     Retirement of treasury stock                                     $         5     $     -        $     -
                                                                      ===========     ==========     ==========


          See accompanying notes to consolidated financial statements.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000




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

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates made by management include the valuation of securities and the deferred tax asset allowance.

     Fair Value of Financial Instruments

     The amounts at which current assets and current liabilities are presented approximate their fair value due to their short-term nature.

     Valuation of Securities

     Quoted market prices are used to value securities. Purchases and sales of securities are recorded on a trade date basis. Interest and dividend income is recorded on an accrual basis. Unrealized gains and losses are reported in accumulated other comprehensive income or loss as a separate component of stockholders' equity.

     Concentrations of Credit Risk

     The Company maintains its securities and a money market account with a high credit quality financial institution. These balances are not insured.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Property and Equipment

     The carrying amount of the Company's property and equipment is zero. Property and equipment have been fully depreciated over the estimated useful lives of the individual classes of assets. No depreciation expense has been recorded during the years ended December 31, 2002, 2001 and 2000.

     Cash Equivalents

     Cash equivalents represents an investment in short-term commercial paper with a maturity of less than ninety days and/or a money market fund.

     Revenue Recognition

     The Company's only revenue is investment income, which is recognized as earned.

     Comprehensive Income

     The Company accounts for comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which requires comprehensive income and its components to be reported when a company has items of other comprehensive income. Comprehensive income includes net income plus other comprehensive income (i.e., certain revenues, expenses, gains and losses reported as separate components of stockholders' equity rather than in net income). The Company's other comprehensive losses represent unrealized holding losses on securities available-for-sale.

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

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     New Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123 "Accounting for Stock-Based Compensation," by providing alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. Effective January 1, 2003, the Company adopted the fair value recognition provisions, prospectively to all employee awards granted, modified, or settled after January 1, 2003. The effect of adopting the prospective method of accounting for stock-based compensation cannot yet be determined, but the Company does not expect its impact to be material.


NOTE B - SECURITIES AVAILABLE-FOR-SALE

     The following table presents the fair values of securities available-for-sale at December 31, 2002 and 2001:

                                                                     2002           2001
                                                                -------------   -------------

         Vanguard GNMA Mutual Fund                                $  101,993      $     -
                                                                  ----------      ----------

                                                                  $  101,993      $     -
                                                                  ==========      ==========


NOTE C - INCOME TAXES

     Deferred tax assets at December 31, is summarized below.

                                                                         2002           2001
                                                                     -------------  -------------

              Net operating loss carryforwards                        $   204,960    $   196,631
              Valuation allowance                                        (204,960)      (196,631)
                                                                      -----------    -----------
                                                                      $      -       $      -
                                                                      ===========    ===========

     At December 31, 2002 and 2001, a valuation allowance of 100% is provided as it is uncertain if the deferred tax asset will be utilized in the future. The Company's valuation allowance increased by $8,329, $3,523 and $5,329 during 2002, 2001 and 2000, respectively.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000




NOTE C - INCOME TAXES (CONTINUED)

     Reconciliation of the statutory rate to the effective income tax rate is as follows:

                                                                   2002           2001           2000
                                                              -------------  -------------   -------------

              Net loss                                         $   (19,824)   $    (8,808)    $   (13,323)
                                                               -----------    -----------     -----------

              Tax at federal statutory rate                         (7,080)        (2,995)         (4,530)
              State income tax                                      (1,249)          (528)           (799)
              Valuation allowance                                    8,329          3,523           5,329
              Deferred income taxes                                204,960        196,631         193,108
              Net operating loss carryforward                     (204,960)      (196,631)       (193,108)
                                                               -----------    -----------     -----------
                                                               $      -       $      -        $      -
                                                               ===========    ===========     ===========

     At December 31, 2002, the Company had unused net operating loss carryforwards of approximately $470,000 expiring at various dates through 2017.


NOTE D - CAPITAL TRANSACTIONS

     Effective December 31, 2002, the Company passed a resolution to retire its 5,000 shares of treasury stock.


NOTE E - STOCK AWARDS

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

                        DECEMBER 31, 2002, 2001 AND 2000




NOTE E - STOCK AWARDS (CONTINUED)

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

F-[PG NUMBER]


     The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recorded for stock warrants granted. There were no stock awards granted during 2002, 2001 and 2000.


NOTE F - RELATED PARTY TRANSACTIONS

     The Company has available to it a line of credit totaling $500,000 from two of its stockholders and officers, as further discussed in Note E. The Company has not drawn down on this line of credit as of the date of this report.

     Accrued salaries payable to an officer and stockholder of the Company aggregated $58,750 at December 31, 2002 and 2001, and are included in accounts payable and accrued expenses.

     During 2002, 2001 and 2000, the Company utilized the office space of its general counsel at no cost to the Company. The amount of office space utilized by the Company is considered insignificant.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         (a)      Identification of Directors

                  The names, ages and principal occupations of the Company's present directors, and the date on which their term of office commenced and expires, are as follows:

                                                           First
                                         Term of           Became               Principal
   Name                   Age            Office            Director             Occupation

George Rubin               75               (1)               1989              Private Investor

Morry Rubin                43               (1)               1998              Private Investor

Stacy Goldberg             40               (1)               1995              Private Investor

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

Committees

         The Company has no standing audit, nominating and compensation committees of the Board of Directors or committees performing similar functions. Under the Sarbanes-Oxley Act of 2002, each public company is required to have an audit committee consisting solely of independent directors. In the event the public company does not have an audit committee, the Board of Directors becomes charges with the duties of the audit committee. Since the enactment of the Sarbanes-Oxley Act of 2002 which was signed into law by President Bush in July 2002, the Company's directors have, without success, attempted to obtain independent directors to serve on the Board of Directors and on a newly formed audit committee. In the event the Company is successful in the future in obtaining independent directors to serve on the Board of Directors and on a newly formed audit committee, of which there can be no assurances given, the Board of Directors would first adopt a written charter. Such charter would be expected to include, among other things:

    . annually reviewing and reassessing the adequacy of the committee's formal charter;

    . reviewing the annual audited financial statements with the Company's management and its independent auditors and the adequacy of its internal accounting controls;

    . reviewing analyses prepared by the Company's management and independent auditors concerning significant financial reporting issues and judgments made in connection with the preparation of its financial statements;

    . being directly responsible for the appointment, compensation and oversight of the independent auditor, which shall report directly to the Audit Committee, including resolution of disagreements between management and the auditors regarding financial reporting for the purpose of preparing or issuing an audit report or related work;

    .    reviewing the independence of the independent auditors;

    . reviewing the Company's auditing and accounting principles and practices with the independent auditors and reviewing major changes to its auditing and accounting principles and practices as suggested by the independent auditor or its management;

    . reviewing all related party transactions on an ongoing basis for potential conflict of interest situations; and

    . all responsibilities given to the Audit Committee by virtue of the Sarbanes-Oxley Act of 2002, which was signed into law by President George W. Bush on July 30, 2002.

Code of Ethics

          Effective March 3, 2003, the Securities & Exchange Commission requires registrants like the Company to either adopt a code of ethics that applies to the Company's Chief Executive Officer and Principal Financial Officer or explain why the Company has not adopted such a code of ethics. For purposes of item 406 of Regulation S-K, the term "code of ethics" means written standards that are reasonably designed to deter wrong doing and to promote:

o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
o Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities & Exchange Commission and in other public communications made by the Company;
o       Compliance with applicable governmental law, rules and regulations;
o The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
o       Accountability for adherence to the code.

        While the Company has not adopted a code of ethics because of the short time period that has followed between the effective date of March 3, 2003 and the filing date of this Form 10-K, it intends to do so in the second quarter of 2003.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). The Company is not subject to the reporting requirements of
Section 16(a) of the Securities Exchange Act of 1934.

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

         George Rubin served as Chief Executive Officer of the Company during 1997 before his son, Morry F. Rubin, was elected Chief Executive Officer of the Company on February 1, 1998. The following is the summary compensation table for the Company's two Executive Officers for 2002, 2001 and 2000.

                           SUMMARY COMPENSATION TABLE

========================== =========== ================= ================= ================ ========================================

                                                                            Long Term Compensation
------------------ ------- -------------- ----------------- -------- --------------- ----------------- --------------- -------------

                          Annual Compensation                                       Awards                          Payouts
------------------ ------- -------------- ----------------- -------- --------------- ----------------- --------------- -------------

          (a)       (b)        (c)            (d)           (e)        (f)                (g)             (h)             (i)
                                                            Other                                                         All
         Name                                               Annual   Restricted                                        Other Compen-
          and                                               Compen-   Stock            Number of          LTIP           sation
       Principal                                            sation    Award(s)          Options/         Payouts           ($)
       Position     Year      Salary ($)      Bonus ($)     ($)        ($)              Warrants            ($)
------------------ ------- -------------- ----------------- -------- --------------- ----------------- --------------- -------------

George Rubin,
Chairman of the
Board              2002            -0-           -0-        -0-          -0-                -0-              -0-              -0-
                   ------- -------------- ----------------- -------- --------------- ----------------- --------------- -------------

                   2001            -0-           -0-        -0-          -0-                -0-              -0-              -0-
                   ------- -------------- ----------------- -------- --------------- ----------------- --------------- -------------

                   2000            -0-           -0-        -0-          -0-                -0-              -0-              -0-
------------------ ------- -------------- ----------------- -------- --------------- ----------------- --------------- -------------

Morry F. Rubin,
Chief Executive
Officer            2002            -0-           -0-        -0-          -0-                -0-              -0-              -0-
                   ------- -------------- ----------------- -------- --------------- ----------------- --------------- -------------

                   2001            -0-           -0-        -0-          -0-                -0-              -0-              -0-
                   ------- -------------- ----------------- -------- --------------- ----------------- --------------- -------------

                   2000            -0-           -0-        -0-          -0-                -0-              -0-              -0-
================== ======= ============== ================= ======== =============== ================= =============== =============

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTIONS/WARRANTS VALUES

         The information provided in the table below provides information with respect to each exercise of the Company's stock options/warrants during fiscal 2002 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options/warrants.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         As of March 20, 2003, the only persons of record who held or were known to own (or believed by the Company to own) beneficially more than 5% of the outstanding 6,548,870 shares of Common Stock of the Company (the only voting security) were as indicated in the table below. Such table also sets forth the beneficial ownership of executive officers, directors, both individually and as a group.

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

                  On December 31, 2002, the Company's Board of Directors adopted a resolution to retire its 5,000 shares of treasury stock to the status of authorized but unissued shares of Common Stock.

Item 14.  Controls and Procedures.

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

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

(2) The Company had no active subsidiaries during the year ended December 31, 2002.

(3) Incorporated by reference to the Company's Form 10-K for its fiscal year ended December 31, 1998.

         (b)          Reports on Form 8-K.
                      No Form 8-K was filed or required to be filed during the fourth quarter of 2002.

                                   SIGNATURES

         Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             NATIONAL DIVERSIFIED SERVICES, INC.


                                     BY: /s/ George Rubin
                                             -----------------------------------
                                             George Rubin, Chairman of the Board


Dated: March 26, 2003


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                            Title                              Date

                                                     President, Chief
                                                     Executive Officer,
                                                     Treasurer, Principal
                                                     Financial and
/s/ Morry Rubin                                      Accounting Officer              March 26, 2003
MORRY RUBIN                                          and Director



/s/ Stacy Goldberg                                   Director and Secretary          March 26, 2003
STACY GOLDBERG


/s/ George Rubin                                     Chairman of the Board           March 26,  2003
GEORGE RUBIN


                                  CERTIFICATION

     I, Morry F. Rubin, Chief Executive Officer and Principal Financial Officer of the Registrant, certify that:

         1. I have reviewed this annual report on Form 10-K of National Diversified Services, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure control and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 26, 2003                                /s/ Morry F. Rubin
                                                     ---------------------------
                                                         Morry F. Rubin,
                                                     Chief Executive Officer and
                                                     Principal Financial Officer

                CORRESPONDENCE LETTER TO BE FILED WITH FORM 10-K

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         AND PRINCIPAL FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of NATIONAL DIVERSIFIED SERVICES, INC. (the "Company") on Form 10-K for the period ending DECEMBER 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, MORRY F. RUBIN, Chief Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date:  March 26, 2003                                /s/Morry F. Rubin
                                                     ---------------------------
                                                        Morry F. Rubin,
                                                     Chief Executive Officer and
                                                     Principal Financial Officer