Form 10-Q
period 2003-03-31
NATIONAL DIVERSIFIED SERVICES INC
filed 2003-05-16
CIK 772784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2003
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                                                 Yes  x .   No ___.

     6,548,870 Common Shares, $.001 par value were issued and outstanding at May 15, 2003.

                       NATIONAL DIVERSIFIED SERVICES, INC.


                                      INDEX


                                                                                                              Page Number

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                           Consolidated Balance Sheets                                                            3
                            March 31, 2003 (Unaudited) and
                             December 31, 2002

                           Consolidated Statements of Operations                                                  4
                             Three Months ended March 31, 2003,
                             and March 31, 2002 (Unaudited)

                           Consolidated Statements of Cash Flows                                                  5
                              Three Months Ended March 31, 2003 and
                               March 31, 2002 (Unaudited)

                           Notes to Financial Statements (Unaudited)                                              6

         Item 2.  Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations                                                                           8

PART II. OTHER INFORMATION                                                                                        9


SIGNATURES                                                                                                       10


              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                            MARCH 31,        DECEMBER 31,
                                                                              2003                   2002
                                                                           (Unaudited)             (Audited)

CURRENT ASSETS
   Cash and cash equivalents                                               $  119,559            $  123,337
   Securities available-for-sale                                              103,692               101,993
                                                                           -----------           -----------
                  Total assets                                             $  223,251            $  225,330
                                                                           ===========           ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                   $   76,454            $   74,232
                                                                           -----------           -----------
                  Total liabilities                                            76,454                74,232
                                                                           -----------           -----------
COMMITMENT

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value;
     Authorized - 30,000,000 shares; issued and
     outstanding - 6,553,870 shares                                             6,549                 6,549
   Additional paid-in capital                                                 705,755               705,755
   Accumulated deficit                                                       (565,615)             (560,968)
   Accumulated other comprehensive gain (loss)                                    108                  (238)
                                                                           -----------           -----------
     Total stockholders' equity                                               146,797               151,098
                                                                           -----------           -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  223,251            $  225,330
                                                                           ===========           ===========

    See accompanying notes to consolidated financial statements (unaudited).

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002




                                                                                          2003           2002
                                                                                       -----------     -----------

REVENUES                                                                               $    1,665      $       46


GENERAL AND ADMINISTRATIVE
   EXPENSES                                                                                 6,312           2,691
                                                                                       -----------     -----------
NET LOSS                                                                                   (4,647)         (2,645)

OTHER COMPREHENSIVE LOSS, NET OF TAX:
   Unrealized gains on securities:
     Unrealized holding gain arising during period                                            346            -
                                                                                       -----------     -----------
COMPREHENSIVE LOSS                                                                     $   (4,301)     $   (2,645)
                                                                                       ===========     ===========

BASIC AND DILUTED NET LOSS PER SHARE                                                   $    -   *      $     -   *
                                                                                       ===========     ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                           6,548,870       6,548,870
                                                                                       ===========     ===========

*Less than $.01 per share



    See accompanying notes to consolidated financial statements (unaudited).

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENT OF
                              STOCKHOLDERS' EQUITY



                                                                                                 ACCUMULATED
                                                                      ADDITIONAL                    OTHER
                                                 COMMON STOCK          PAID-IN    ACCUMULATED    COMPREHENSIVE
                                            SHARES          AMOUNT     CAPITAL      DEFICIT      GAIN (LOSS)     TOTAL
                                           -------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002
   (Audited) ..........................    6,548,870    $    6,549   $  705,755   $ (560,968)   $     (238)   $  151,098

COMPREHENSIVE LOSS (Unaudited):
   Net loss ...........................         --            --           --         (4,647)         --          (4,647)
   Other comprehensive gain (loss),
    net of tax:
     Unrealized gains on securities:
       Unrealized holding gains arising
         during the period ............         --            --           --           --             346           346
                                           ----------   ----------   ----------   -----------   -----------   ------------
       Total comprehensive loss .......                                                                           (4,301)

BALANCE AT MARCH 31, 2003
   (Unaudited) ........................    6,548,870    $    6,549   $  705,755   $ (565,615)   $      108    $  146,797
                                           ==========   ==========   ==========   ===========   ===========   ============


          See accompanying notes to consolidated financial statements.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                THREE
                                                                                            MONTHS ENDED
                                                                                              MARCH 31,
                                                                                        2003            2002
                                                                                       -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $   (4,647)    $   (2,645)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Changes in assets and liabilities:
         Interest receivable                                                                -             1,799
         Accounts payable and accrued expenses                                             2,222         (2,100)
                                                                                       -----------     -----------

NET CASH USED IN OPERATING ACTIVITIES                                                     (2,425)        (2,946)
                                                                                       -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available-for-sale                                             (1,353)          -
                                                                                       -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES                                                     (1,353)          -
                                                                                       -----------     -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                   (3,778)        (2,946)

CASH AND CASH EQUIVALENTS - beginning                                                    123,337        242,603
                                                                                       -----------     -----------
CASH AND CASH EQUIVALENTS - ending                                                    $  119,559     $  239,657
                                                                                       ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                                         $      380     $      300
                                                                                       ===========     ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Unrealized gain on securities available-for-sale                                   $      346     $     -
                                                                                       ===========     ===========

    See accompanying notes to consolidated financial statements (unaudited).

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (UNAUDITED)




NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements do not include all disclosures required to be included in a complete set of financial statements prepared in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) that are considered necessary for a fair presentation have been included. The results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K filed on March 20, 2003 for the year ended December 31, 2002.


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


NOTE 4 - REVENUE RECOGNITION

     The Company's only revenues are derived from investments. Investment income is recognized when earned.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations

     During the three months ended March 31, 2003 and 2002, the Company had no revenues other than investment income since the Company terminated its import and sale business operations in 1990. The Company is presently exploring various business opportunities that may be available to it. No assurances can be given that the Company will be successful in completing a transaction to acquire an operating business.

     During the three months ended March 31, 2003, there were no material changes in the financial condition of the Company other than a net loss of $4,647 as compared to a net loss of $2,645 for the comparable period of the prior year. Further, due to the Company lacking any current business activities or operations, other than searching for a new business opportunity or merger candidate, there are no trends or uncertainties that have had or reasonably expect to have a material favorable or unfavorable impact on revenues or income
(loss) from continuing operations. Further, there are no unusual or infrequent events or transactions or any significant economic changes that materially effected the amount of reported income (loss) from continuing operations.

Liquidity and Capital Resources

     Financing of the Company's activities has been provided from the December 1986 initial public offering of its securities for cash amounting to a net of approximately $600,000. At March 31, 2003, the Company's working capital amounted to $146,797 with cash and cash equivalents and securities available for sale aggregating $223,251. Management believes that its cash assets are adequate to meet the Company's short term and long term liquidity and cash requirements until such time, if ever, as the Company completes a transaction to establish an operating business. At March 31, 2002, the Company's working capital amounted to $168,515 with cash assets of $239,657.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K:

                  (a)      Exhibits -

              3        Certificate of Incorporation and Amendments thereto (1)

              3(A)     By-Laws (1)

              11 Statement Re: Computation of Earnings per share (see "Financial Statements").

              21       Subsidiaries  of Registrant (2)

              99.1 Certification of Chief Executive Officer and Chief Financial Officer (3)

________________
(1) Exhibits 3 and 3(A) are incorporated by reference from Registration No. 99080 which were filed in a Registration Statement on Form S-18.

(2) The Company had no active subsidiaries during the year ended December 31, 2002.

(3) Filed herewith.

     (b) No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                       NATIONAL DIVERSIFIED SERVICES, INC.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             NATIONAL DIVERSIFIED SERVICES, INC.

                                                          (Registrant)

Dated: May 15, 2003               /s/Morry Rubin
                                     Morry F. Rubin, President, Chief Executive,
                                     Financial and Accounting Officer

                                  CERTIFICATION

     I, Morry F. Rubin, Chief Executive Officer and Chief Financial Officer of the Registrant, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of National Diversified Services, Inc.;

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

Date:  May  15, 2003                                 /s/ Morry F. Rubin
                                                     Morry F. Rubin,
                                                     Chief Executive Officer and
                                                     Chief Financial Officer