Form 10-Q
period 2003-06-30
NATIONAL DIVERSIFIED SERVICES INC
filed 2003-08-07
CIK 772784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2003
                                       OR
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

                                 Yes x . No ___.

6,548,870 Common Shares, $.001 par value were issued and outstanding at August 4, 2003.

                       NATIONAL DIVERSIFIED SERVICES, INC.


                                      INDEX

                                                                                        Page Number

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                       Consolidated Balance Sheets                                         3
                        June 30, 2003 (Unaudited) and
                         December 31, 2002

                       Consolidated Statements of Operations                               4
                         Three Months and Six Months ended June 30, 2003,
                         and June 30, 2002 (Unaudited)

                       Consolidated Statements of Cash Flows                               5
                          Three Months and Six Months Ended June 30, 2003 and
                           June 30, 2002 (Unaudited)

                       Notes to Financial Statements (Unaudited)                           6

     Item 2.  Management's Discussion and Analysis of                                      8
                         Financial Condition and Results of
                         Operations

PART II. OTHER INFORMATION                                                                 9


SIGNATURES                                                                                10

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                              JUNE 30,          DECEMBER 31,
                                                                                2003                 2002
                                                                             -----------          -----------
                                                                             (Unaudited)           (Audited)
CURRENT ASSETS:
   Cash and cash equivalents                                                 $  109,058           $  123,337
   Securities available-for-sale                                                104,725              101,993
                                                                             -----------          -----------
                  Total assets                                               $  213,783           $  225,330
                                                                             ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                     $   70,414           $   74,232
                                                                             -----------          -----------
                  Total liabilities                                              70,414               74,232
                                                                             -----------          -----------
STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value:
     Authorized - 30,000,000 shares; issued and
       outstanding - 6,548,870 shares                                             6,549                6,549
   Additional paid-in capital                                                   705,755              705,755
   Accumulated deficit                                                         (568,849)            (560,968)
   Accumulated other comprehensive loss                                             (86)                (238)
                                                                             -----------          -----------
                  Total stockholders' equity                                    143,369              151,098
                                                                             -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $  213,783           $  225,330
                                                                             ===========          ===========


    See accompanying notes to consolidated financial statements (unaudited).

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       SIX                        THREE
                                                                  MONTHS ENDED                MONTHS ENDED
                                                                    JUNE 30,                    JUNE 30,
                                                               2003         2002            2003         2002
REVENUES                                                     $    3,163   $      823     $    1,498    $     777


GENERAL AND ADMINISTRATIVE
   EXPENSES                                                      11,044       15,906          4,732       13,215
                                                             ------------ ------------   ------------ ------------

NET LOSS                                                         (7,881)     (15,083)        (3,234)     (12,438)


OTHER COMPREHENSIVE LOSS, NET OF TAX:
   Unrealized gains/(losses) on securities:
     Unrealized holding gain/(loss)
        arising during period                                       152        -               (194)       -
                                                             ------------ ------------   ------------ ------------

COMPREHENSIVE LOSS                                           $   (7,729)  $  (15,083)    $   (3,428)   $ (12,438)
                                                             ------------ ------------   ------------ ------------

BASIC AND DILUTED NET LOSS PER SHARE                         $    -   *   $    -   *     $    -   *    $   -   *
                                                             ------------ ------------   ------------ ------------

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                         6,548,870    6,548,870      6,548,870    6,548,870
                                                             ============ ============   ============ ============

*Less than $.01 per share





    See accompanying notes to consolidated financial statements (unaudited).

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENT OF
                              STOCKHOLDERS' EQUITY


                                                                                                    ACCUMULATED
                                                                 ADDITIONAL                            OTHER
                                        COMMON STOCK              PAID-IN          ACCUMULATED      COMPREHENSIVE
                                     SHARES      AMOUNT           CAPITAL            DEFICIT         GAIN (LOSS )         TOTAL

BALANCE AT DECEMBER 31, 2002
(Audited)                         6,548,870      $6,549         $ 705,755           $ (560,968)         $ (238)       $ 151,098

COMPREHENSIVE LOSS (Unaudited):
Net loss                               -           -                 -                  (7,881)             -            (7,881)
Other comprehensive gain (loss),
 net of tax:
Unrealized gains on securities:
Unrealized holding gains arising
  during the period                    -           -                 -                    -                152              152
                                  -----------  -----------      -----------         -----------        -----------     ----------
Total comprehensive loss                                                                                                 (7,729)

BALANCE AT JUNE 30, 2003
(Unaudited)                       6,548,870      $6,549         $ 705,755           $ (568,849)         $  (86)       $(143,369)
                                 ===========   ===========      ===========         ===========        ===========    ===========





    See accompanying notes to consolidated financial statements (unaudited).

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  SIX
                                                                                              MONTHS ENDED
                                                                                                JUNE 30,
                                                                                          2003            2002
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $   (7,881)    $  (15,083)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Changes in assets and liabilities:
         Interest receivable                                                                   -          1,213
         Accounts payable and accrued expenses                                            (3,818)          (143)
                                                                                      ------------   ------------
NET CASH USED IN OPERATING ACTIVITIES                                                    (11,699)       (14,013)
                                                                                      ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available-for-sale                                             (2,580)             -
                                                                                      ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                                                     (2,580)             -
                                                                                      ------------   ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                  (14,279)       (14,013)

CASH AND CASH EQUIVALENTS - beginning                                                    123,337        242,603
                                                                                      ------------   ------------
CASH AND CASH EQUIVALENTS - ending                                                    $  109,058     $  228,590
                                                                                      ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                                         $      380     $      300
                                                                                      ============   ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Unrealized gain on securities available-for-sale                                   $      152     $        -
                                                                                      ============   ============



    See accompanying notes to consolidated financial statements (unaudited).

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements do not include all disclosures required to be included in a complete set of financial statements prepared in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) that are considered necessary for a fair presentation have been included. The results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K filed on March 20, 2003 for the year ended December 31, 2002.


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

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (UNAUDITED)





NOTE 4 - REVENUE RECOGNITION

     The Company's only revenues are derived from investments. Investment income is recognized when earned.


NOTE 5 - USE OF ESTIMATES

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


NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The amounts at which current assets and current liabilities are presented in the balance sheet approximate their fair value due to their short-term nature.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations

     During the three months and six months ended June 30, 2003 and 2002, the Company had no revenues other than investment income since the Company terminated its import and sale business operations in 1990. The Company is presently exploring various business opportunities that may be available to it. No assurances can be given that the Company will be successful in completing a transaction to acquire an operating business.

     During the three months ended June 30, 2003, there were no material changes in the financial condition of the Company other than a net loss of $3,234 as compared to a net loss of $12,438 for the comparable period of the prior year. During the six months ended June 30, 2003, there were no material changes in the financial condition of the Company other than a net loss of $7,881 as compared to a net loss of $15,083 for the comparable period of the prior year. Further, due to the Company lacking any current business activities or operations, other than searching for a new business opportunity or merger candidate, there are no trends or uncertainties that have had or reasonably expect to have a material favorable or unfavorable impact on revenues or income (loss) from continuing operations. Further, there are no unusual or infrequent events or transactions or any significant economic changes that materially effected the amount of reported income (loss) from continuing operations.

Liquidity and Capital Resources

     Financing of the Company's activities has been provided from the December 1986 initial public offering of its securities for cash amounting to a net of approximately $600,000. At June 30, 2003, the Company's working capital amounted to $143,369 with cash and cash equivalents and securities available for sale aggregating $213,783.

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

(2) The Company had no active subsidiaries during the quarter ended June 30, 2003.

(3)  Filed herewith.

          (b) No reports on Form 8-K were filed or required to be filed during the quarter ended June 30, 2003.

                       NATIONAL DIVERSIFIED SERVICES, INC.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          NATIONAL DIVERSIFIED SERVICES, INC.

                                   -------------------------------------------
                                                   (Registrant)

Dated: August 4, 2003                              /s/Morry Rubin
                                   -------------------------------------------
                                   Morry F. Rubin, President, Chief Executive,
                                   Financial and Accounting Officer

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

Date:  August 4, 2003                       /s/ Morry F. Rubin
                                            ___________________________
                                            Morry F. Rubin,
                                            Chief Executive Officer and
                                            Chief Financial Officer

Exhibit 99.1

                   Certification Pursuant to 18 U.S.C.ss.1350


     In connection with the filing with the United States Securities and Exchange Commission of National Diversified Services, Inc.'s (the "Company") Quarterly Report on Form 10-Q for the period ended June 30, 2003 (the "Report"), the undersigned, the Chief Executive Officer and the Chief Financial Officer of the Company, hereby certify that (i) in our capacities as officers of the Company, (ii) to each of our own respective actual knowledge, and (iii) solely for the purpose of compliance with 18 U.S.C.ss.1350, that:

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

          IN WITNESS WHEREOF, the undersigned have executed this Certificate on August 4, 2003.

                                      By:   /s/Morry F. Rubin
                                            ___________________________
                                               Chief Executive Officer

                                      By:   /s/ Morry F. Rubin
                                            ___________________________
                                                Chief Financial Officer