Form 10-Q
period 2003-09-30
NATIONAL DIVERSIFIED SERVICES INC
filed 2003-11-12
CIK 772784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT UNDER SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2003
                                       OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

Commission File Number:  2-99080

                       NATIONAL DIVERSIFIED SERVICES, INC.
            ---------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                                   11-2820379
---------------------------                                    -----------------
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                            Identification No.)

c/o Lester Morse P.C.
111 Great Neck Road, Suite #420
Great Neck, New York                                                      11021
-----------------------------------                                -------------
(Address of principal executive offices)                             (Zip  Code)

Registrant's telephone number,
including area code:                                             (516) 487-1419
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

                                 Yes x . No ___.

6,548,870 Common Shares, $.001 par value were issued and outstanding at November 6, 2003.

                       NATIONAL DIVERSIFIED SERVICES, INC.


                                      INDEX


                                                                         Page Number
                                                                         -----------
PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                   September 30, 2003 (Unaudited) and                       3
                   December 31, 2002

                  Consolidated Statements of Operations
                   Three Months and Nine months ended September 30,
                   2003 and September 30, 2002 (Unaudited)                  4

                  Consolidated Statements of Cash Flows
                   Nine Months Ended September 30, 2003 and
                   September 30, 2002 (Unaudited)                           5

                  Notes to Financial Statements (Unaudited)                 6

         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                               8

PART II. OTHER INFORMATION                                                  9

SIGNATURES                                                                 10

                                     ASSETS
                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                2003              2002
                                                             ------------     -----------
                                                             (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents .............................   $   103,919      $  123,337
   Securities available-for-sale .........................       104,565         101,993
                                                             ------------     -----------

                  Total assets ...........................   $   208,484      $  225,330
                                                             ============     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses .................   $    71,145      $   74,232
                                                             ------------     -----------

                  Total liabilities ......................        71,145          74,232
                                                             ------------     -----------

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value:
     Authorized - 30,000,000 shares; issued and
       outstanding - 6,548,870 shares ....................         6,549           6,549
   Additional paid-in capital ............................       705,755         705,755
   Accumulated deficit ...................................      (573,524)       (560,968)
   Accumulated other comprehensive loss ..................        (1,441)           (238)
                                                             ------------     -----------
                  Total stockholders' equity .............       137,339         151,098
                                                             ------------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............   $   208,484      $  225,330
                                                             ============     ===========


          See accompanying notes to consolidated financial statements.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      NINE                         THREE
                                                                  MONTHS ENDED                 MONTHS ENDED
                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                                  -------------                -------------
                                                               2003         2002             2003         2002
                                                          -----------    -----------     -----------   -----------
REVENUES ..................................               $    4,572     $    2,185      $    1,409    $    1,362


GENERAL AND ADMINISTRATIVE
   EXPENSES ...............................                   17,128         18,034           6,083         2,128
                                                          -----------    -----------     -----------   -----------


NET LOSS ..................................                  (12,556)       (15,849)         (4,674)         (766)


OTHER COMPREHENSIVE LOSS, NET OF TAX:
   Unrealized gains/(losses) on securities:
     Unrealized holding gain/(loss)
        arising during period .............                   (1,441)             -          (1,355)            -
                                                          -----------    -----------     -----------   -----------


COMPREHENSIVE LOSS ........................               $  (13,997)    $  (15,849)     $   (6,029)   $     (766)
                                                          ===========    ===========     ===========   ===========


BASIC AND DILUTED NET LOSS PER SHARE ......               $        -*    $        -*     $        -*   $        -*
                                                          ===========    ===========     ===========   ===========


WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING .....................                6,548,870      6,548,870       6,548,870     6,548,870
                                                          ===========    ===========     ===========   ===========


*Less than $.01 per share




          See accompanying notes to consolidated financial statements.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENT OF
                              STOCKHOLDERS' EQUITY

                                                                                                         ACCUMULATED
                                                                            ADDITIONAL                      OTHER
                                                       COMMON STOCK          PAID-IN      ACCUMULATED     COMPREHENSIVE
                                                   SHARES       AMOUNT       CAPITAL        DEFICIT       GAIN (LOSS )     TOTAL
                                                ------------  ------------  ------------  ------------   ------------   ------------

BALANCE AT DECEMBER 31, 2002
   (Audited) ..................................   6,548,870   $     6,549   $   705,755   $  (560,968)   $      (238)   $   151,098
                                                                                                                        ------------

COMPREHENSIVE LOSS (Unaudited):
 Net loss .....................................           -             -             -       (12,556)             -        (12,556)
 Other comprehensive gain (loss),
  net of tax:
   Unrealized gains on securities:
    Unrealized holding gains arising
       during the period ......................           -             -             -             -         (1,203)        (1,203)
                                                ------------  ------------  ------------  ------------   ------------   ------------

       Total comprehensive loss ...............                                                                             (13,759)
                                                                                                                        ------------

BALANCE AT SEPTEMBER 30, 2003
   (Unaudited) ................................   6,548,870   $     6,549   $   705,755   $  (573,524)   $    (1,441)   $  (137,339)
                                                ============  ============  ============  ============   ============   ============



          See accompanying notes to consolidated financial statements.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                NINE
                                                                                            MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                           --------------
                                                                                        2003             2002
                                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .......................................                                 $   (12,556)    $   (15,849)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Changes in assets and liabilities:
         Interest receivable ......................                                           -           1,863
         Accounts payable and accrued expenses ....                                      (3,087)         (2,040)
                                                                                    ------------    ------------

NET CASH USED IN OPERATING ACTIVITIES .............                                     (15,643)        (16,026)
                                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available-for-sale .....                                      (3,775)       (100,312)
                                                                                    ------------    ------------

NET CASH USED IN INVESTING ACTIVITIES .............                                      (3,775)       (100,312)
                                                                                    ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS ...........                                     (19,418)       (116,338)

CASH AND CASH EQUIVALENTS - beginning .............                                     123,337         242,603
                                                                                    ------------    ------------

CASH AND CASH EQUIVALENTS - ending ................                                 $   103,919     $   126,265
                                                                                    ============    ============


NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Unrealized gain on securities available-for-sale                                 $     1,203     $       487
                                                                                    ============    ============

          See accompanying notes to consolidated financial statements.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements do not include all disclosures required to be included in a complete set of financial statements prepared in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) that are considered necessary for a fair presentation have been included. The results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K filed on March 20, 2003 for the year ended December 31, 2002.


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

                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


NOTE 4 - REVENUE RECOGNITION

     The Company's only revenues are derived from investments. Investment income is recognized when earned.


NOTE 5 - USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates made by management include the fair value of securities.


NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The amounts at which current assets and current liabilities are presented in the balance sheet approximate their fair value due to their short-term nature.


NOTE 7 - SECURITIES AVAILABLE-FOR-SALE

     Securities available-for-sale consist of an investment in Vanguard GNMA Fund at fair value. Temporary unrealized gains and losses are reported as a separate component of stockholders' equity in accumulated other comprehensive income.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations

     During the three months and nine months ended September 30, 2003, the Company had no revenues other than investment income since the Company terminated its import and sale business operations in 1990. The Company is presently exploring various business opportunities that may be available to it. No assurances can be given that the Company will be successful in completing a transaction to acquire an operating business.

     During the three months ended September 30, 20023 there were no material changes in the financial condition of the Company other than a net loss of $4,674 as compared to a net loss of $766 for the comparable period of the prior year. During the nine months ended September 30, 2003, there were no material changes in the financial condition of the Company other than a net loss of $12,556 as compared to a net loss of $15,849 for the comparable period of the prior year. Further, due to the Company lacking any current business activities or operations, other than searching for a new business opportunity or merger candidate, there are no trends or uncertainties that have had or reasonably expect to have a material favorable or unfavorable impact on revenues or income
(loss) from continuing operations. Further, there are no unusual or infrequent events or transactions or any significant economic changes that materially effected the amount of reported income (loss) from continuing operations.

Liquidity and Capital Resources

     Financing of the Company's activities has been provided from the December 1986 initial public offering of its securities for cash amounting to a net of approximately $600,000. At September 30, 2003, the Company's working capital amounted to $137,339 with cash and cash equivalents and securities available for sale aggregating $208,484. Management believes that its cash assets are adequate to meet the Company's short term and long term liquidity and cash requirements until such time, if ever, as the Company completes a transaction to establish an operating business.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:                                        None
         ------------------

Item 2.  Changes in Securities:                                    None
         ----------------------

Item 3.  Defaults Upon Senior Securities:                          None
         --------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders:      None
         ----------------------------------------------------

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

     (b) No reports on Form 8-K were filed during the quarter ended September 30, 2003.

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



                                             NATIONAL DIVERSIFIED SERVICES, INC.
                                             -----------------------------------
                                                        (Registrant)

Dated: November 11, 2003                           /s/Morry Rubin
                                        ----------------------------------------
                                        Morry Rubin, President, Chief Executive,
                                        Financial and Accounting Officer