Form 10-K
period 2003-12-31
NATIONAL DIVERSIFIED SERVICES INC
filed 2004-03-24
CIK 772784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE
                                 REQUIRED)
                   For the fiscal year ended December 31, 2003
                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ________ to ________

                       Commission File Number: 2-99080-NY

                       National Diversified Services, Inc.
  ----------------------------------------------------------------------------
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

     As of March 1, 2004, the aggregate number of shares of the voting stock held by non-affiliates was 1,762,870 shares of Common Stock, $.001 par value. See "Item 5" regarding a sporadic market for the Company's Common Stock.

     The number of shares outstanding of the Issuer's Common Stock, as of March 1, 2004 was 6,548,870.

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

     The Company may use independent consultants (who may agree to receive stock of the Company in payment for their services in lieu of cash) to explore areas of, and to seek out, acquisition prospects. Such independent consultants would be expected to have such expertise or knowledge which would be of use to Management in any investment decision. The Company has not engaged any independent consultants as of March 1, 2004

     At this time, Management believes the Company's equity investments will be made in private transactions with privately owned corporations. Securities acquired in this manner are restricted from public sale unless they are registered under the Securities Act of 1933, or unless an exemption from registration is available.

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

Item 2.  Properties

         Currently the Company is utilizing the office space of its counsel, Morse & Morse, PLLC, at no cost to the Company until an acquisition is consummated or a business is established. The amount of office space utilized by the Company is currently insignificant.

Item 3.  Legal Proceedings

         There are no material legal proceedings pending against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not Applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
                  and Issuer Purchases of Equity Securities.

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

     Management has been advised by its transfer agent (American Stock Transfer & Trust Company) that the approximate number of holders of the Company's Common Stock as of March 1, 2004 was approximately 325.

     No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.

     Of the Company's issued and outstanding 6,548,870 shares of Common Stock as of March 1, 2004, 5,790,300 shares of the Company's restricted Common Stock may be eligible for sale in compliance with Rule 144. Rule 144 provides among other things and subject to certain limitations that a person holding restricted securities for a period of one year may sell those securities in brokerage transactions, in an amount equal to at least 1% of the Company's outstanding Common Stock every three months. Possible or actual sales of the Company's Common Stock under Rule 144 may have a depressive effect upon the price of the Company's Common Stock if any meaningful market were to develop for the Company's Common Stock. Notwithstanding anything contained herein to the contrary, the Securities and Exchange Commission may take the position that the restricted Common Stock of the Company is not eligible for sale under Rule 144 and must be registered for sale under the Securities Act of 1933, as amended.

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

Recent Sales of Unregistered Securities

During 2003, the Company did not issue any unregistered securities.

Recent Repurchases of Equity Securities

During 2003, the Company did not repurchase any securities of the Company.

Item 6.  Selected Financial Data.

         Consolidated Statements of Operations Summary:

======================== =================== ===================== ==================== ==================== =====================

                           Year Ended           Year Ended            Year Ended           Year Ended          Year Ended
                           December 31,        December 31,            December 31,         December 31,       December 31,
                              2003                 2002                  2001                 2000                 1999
------------------------ ------------------- --------------------- -------------------- -------------------- ---------------------

Net Sales**                $ 5,979             $ 4,531                 $11,645              $15,851            $ 13,384

------------------------ ------------------- --------------------- -------------------- -------------------- ---------------------


Comprehensive Loss
                          $(17,591)           $(20,062)                $(8,808)             (13,323)             (4,514)
------------------------ ------------------- --------------------- -------------------- -------------------- ---------------------
Loss
Per Common Share
                               *                   *                       *                     *                   *
======================== =================== ===================== ==================== ==================== =====================


  * Less than $.01 per share. ** Represents interest and dividend income.


     Consolidated Balance Sheets Summary:

========================== =================== ==================== ==================== ==================== ====================

                              December 31,     December 31,         December 31,         December 31,         December 31,
                                  2003                2002             2001                 2000                 1999
-------------------------- ------------------- -------------------- -------------------- -------------------- --------------------

Working Capital                $ 133,507         $151,098           $ 171,160             $179,968            $ 252,041

-------------------------- ------------------- -------------------- -------------------- -------------------- --------------------


Total Share-
holders'Equity                 $ 133,507                                                   179,968              193,291
                                                 $151,098            $ 171,160
-------------------------- ------------------- -------------------- -------------------- -------------------- --------------------

Total
Assets                         $ 202,867         $225,330            $ 246,122             253,905              256,885

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

     During 2003, there were no material changes in the financial condition of the Company. During 2003, 2002 and 2001, the Company incurred a comprehensive loss of $17,591, $20,062 and $8,808, respectively. Further, due to the Company lacking any current business activities or operations, other than searching for a new business opportunity or merger candidate, there are no trends or uncertainties that have had or reasonably expect to have a material favorable or unfavorable impact on revenues or income (loss) from continuing operations. Further, there are no unusual or infrequent events or transactions or any significant economic changes that materially affected the amount of reported income (loss) from continuing operations.

Liquidity and Capital Resources

     Financing of the Company's activities has been provided from the December 1986 initial public offering of its securities for cash amounting to a net of approximately $600,000. At December 31, 2003, the Company's working capital amounted to $133,507 with cash and cash equivalents and securities available for sale aggregating $202,867. Management believes that its cash assets are adequate to meet the Company's short term and long term liquidity and cash requirements until such time, if ever, as the Company completes a transaction to establish an operating business.

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

Item 7(a).Quantitative and Qualitative Disclosures about Market Risk.

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

Item 8.  Financial Statements and Supplementary Data.

         The information required by Item 8, appears at pages F-1 through F-13 (inclusive) of this Report, which pages follow this page.


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


CONSOLIDATED STATEMENTS OF CASH FLOWS                              F-5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     F-6 - F-10

                                           INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
National Diversified Services, Inc.
New York, New York


We have audited the accompanying consolidated balance sheets of National Diversified Services, Inc. and Subsidiaries as at December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows, for each of the three years ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Diversified Services, Inc. and Subsidiaries as at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.




                                          MILLER, ELLIN & COMPANY, LLP
                                          CERTIFIED PUBLIC ACCOUNTANTS


New York, New York
March 12, 2004

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                                            DECEMBER 31,
                                                                                      -------------------------
                                                                                        2003            2002
                                                                                      ----------     ----------
CURRENT ASSETS:
   Cash                                                                               $   97,682     $  123,337
   Securities available-for-sale                                                         105,185        101,993
                                                                                      -----------    -----------

              Total assets                                                            $  202,867     $  225,330
                                                                                      ===========    ===========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                              $   69,360     $   74,232
                                                                                      -----------    -----------

              Total liabilities                                                           69,360         74,232
                                                                                      -----------    -----------

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value:
     Authorized - 30,000,000 shares; issued and
       outstanding - 6,548,870 shares                                                      6,549          6,549
   Additional paid-in capital                                                            705,755        705,755
   Accumulated deficit                                                                  (576,764)      (560,968)
   Accumulated other comprehensive loss                                                   (2,033)          (238)
                                                                                      -----------    -----------
              Total stockholders' equity                                                 133,507        151,098
                                                                                      -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $  202,867     $  225,330
                                                                                      ===========    ===========


          See accompanying notes to consolidated financial statements.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS



                                                                              YEARS ENDED DECEMBER 31,
                                                                         2003           2002            2001
                                                                     -------------- -------------- --------------
Interest and dividend income                                          $      5,979   $      4,531   $     11,645

General and administrative expenses                                        (21,775)       (24,355)       (20,453)
                                                                     -------------- -------------- --------------

NET LOSS                                                                   (15,796)       (19,824)        (8,808)

Other comprehensive loss, net of tax:
   Unrealized losses on securities:
     Unrealized holding loss arising during the period                      (1,795)          (238)          -
                                                                     -------------- -------------- --------------

COMPREHENSIVE LOSS                                                    $    (17,591)  $    (20,062)  $     (8,808)
                                                                     ============== ============== ==============


Loss per common share                                                 $      (0.00)  $      (0.00)  $      (0.00)
                                                                     ==============  =============  =============


Weighted average number of common
   shares outstanding                                                    6,548,870      6,548,870      6,548,870
                                                                     ==============  =============  =============


          See accompanying notes to consolidated financial statements.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF
                              STOCKHOLDERS' EQUITY

                                                                                                                  ACCUMULATED
                                                                        ADDITIONAL                                   OTHER
                                                COMMON STOCK              PAID-IN           ACCUMULATED          COMPREHENSIVE
                                          --------------------------
                                           SHARES         AMOUNT          CAPITAL             DEFICIT                LOSS
                                          -----------  -------------  ----------------  --------------------  ------------------

BALANCE AT JANUARY 1, 2001                 6,553,870   $   6,554      $   705,755       $     (532,336)       $         -

   Net loss                                        -           -                -               (8,808)                 -
                                          -----------  -------------  ----------------  --------------------  ------------------

BALANCE AT DECEMBER 31, 2001               6,553,870       6,554          705,755             (541,144)                 -


   Retirement of treasury stock               (5,000)         (5)               -                    -                  -

COMPREHENSIVE LOSS:
   Net loss                                        -           -                -              (19,824)                 -
   Other comprehensive loss, net of tax:
     Unrealized losses on securities:
       Unrealized holding losses arising
         during the period                         -           -                -                    -               (238)
                                          -----------  -------------  ----------------  --------------------  ------------------

       Total comprehensive loss


BALANCE AT DECEMBER 31, 2002               6,548,870       6,549          705,755             (560,968)              (238)


COMPREHENSIVE LOSS:
   Net loss                                        -           -                -              (15,796)                 -
   Other comprehensive loss, net of tax:
     Unrealized losses on securities:
       Unrealized holding losses arising
         during the period                         -           -                -                    -             (1,795)
                                          -----------  -------------  ----------------  --------------------  ------------------

       Total comprehensive loss


BALANCE AT DECEMBER 31, 2003               6,548,870   $   6,549      $   705,755       $     (576,764)       $    (2,033)
                                          ===========  =============  ================  ====================  ==================

          See accompanying notes to consolidated financial statements.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF
                              STOCKHOLDERS' EQUITY


                                                 TREASURY STOCK
                                            --------------------------
                                              SHARES         AMOUNT          TOTAL
                                            -----------  -------------  ----------------

BALANCE AT JANUARY 1, 2001                     (5,000)   $      (5)     $     179,968

   Net loss                                         -            -             (8,808)
                                            -----------  -------------  ----------------

BALANCE AT DECEMBER 31, 2001                   (5,000)          (5)           171,160
                                                                        ----------------

   Retirement of treasury stock                 5,000            5                  -

COMPREHENSIVE LOSS:
   Net loss                                         -            -            (19,824)
   Other comprehensive loss, net of tax:
     Unrealized losses on securities:
       Unrealized holding losses arising
         during the period                          -            -               (238)
                                            -----------  -------------  ----------------

       Total comprehensive loss                                               (20,062)
                                                                        ----------------

BALANCE AT DECEMBER 31, 2002                        -            -            151,098
                                                                        ----------------

COMPREHENSIVE LOSS:
   Net loss                                         -            -            (15,796)
   Other comprehensive loss, net of tax:
     Unrealized losses on securities:
       Unrealized holding losses arising
         during the period                          -            -             (1,795)
                                            -----------  -------------  ----------------

       Total comprehensive loss                                               (17,591)
                                                                        ----------------

BALANCE AT DECEMBER 31, 2003                        -    $       -      $     133,507
                                            ===========  =============  ================



          See accompanying notes to consolidated financial statements.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEARS ENDED DECEMBER 31,
                                                                         2003           2002            2001
                                                                     -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                           $   (15,796)    $  (19,824)    $   (8,808)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Bad debt expense                                                         -          1,656              -
       Changes in assets and liabilities:
         Interest receivable                                                    -          1,863           (232)
         Accounts payable and accrued expenses                             (4,872)          (730)         1,025
                                                                     -------------  -------------  -------------

NET CASH USED IN OPERATING ACTIVITIES                                     (20,668)       (17,035)        (8,015)
                                                                     -------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available-for-sale                              (4,987)      (102,231)             -
                                                                     -------------  -------------  -------------

NET CASH USED IN INVESTING ACTIVITIES                                      (4,987)      (102,231)             -
                                                                     -------------  -------------  -------------

NET CHANGE IN CASH                                                        (25,655)      (119,266)        (8,015)

CASH - beginning                                                          123,337        242,603        250,618
                                                                     -------------  -------------  -------------

CASH - ending                                                         $    97,682     $  123,337     $  242,603
                                                                     =============  =============  =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Non-cash investing and financing activities:
     Unrealized loss on securities available-for-sale                 $    (1,795)    $     (238)    $        -
                                                                     =============  =============  =============
     Retirement of treasury stock                                     $         -     $        5     $        -
                                                                     =============  =============  =============


          See accompanying notes to consolidated financial statements.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001




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

     Valuation of Securities

     Quoted market prices are used to value securities. Purchases and sales of securities are recorded on a trade date basis. Gains and losses on securities sold are based on the average cost method. Unrealized gains and losses are reported in accumulated other comprehensive income or loss as a separate component of stockholders' equity.

     Concentrations of Credit Risk

     The Company maintains its cash and securities with a high credit quality financial institution. These balances are not insured.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Property and Equipment

     The Company's property and equipment is carried at cost. Equipment totaling $1,534 has been fully depreciated using the straight-line method over the estimated useful lives of the individual classes of assets. No depreciation expense has been recorded during the years ended December 31, 2003, 2002 and 2001.

     Revenue Recognition

     The Company's only revenue is investment income, which is recognized as earned.

     Comprehensive Income

     The Company accounts for comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income (SFAS No. 130)," which requires comprehensive income and its components to be reported when a company has items of other comprehensive income. Comprehensive income includes net income plus other comprehensive income (i.e., certain revenues, expenses, gains and losses reported as separate components of stockholders' equity rather than in net income). The Company's other comprehensive losses represent unrealized holding losses on securities available-for-sale.

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

     Equity-Based Awards

     The Company applied Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its equity-based compensation plans prior to January 1, 2003. Accordingly, no compensation expense has been recorded for stock warrants granted. Effective January 1, 2003, the Company adopted the fair value recognition provisions, prospectively to all employee awards granted, modified or settled after January 1, 2003.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Equity-Based Awards (Continued)

     There were no equity-based awards granted, modified or settled during 2003, 2002 and 2001. If the fair- value based method had been applied to all awards granted, modified, or settled in years beginning after December 15, 1994, there would be no effect on net loss as reported in the accompanying financial statements for 2003, 2002 and 2001.

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

     New Accounting Pronouncements

     During 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities;" SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equities;" SFAS No. 132 (revised 2003), "Employers' Disclosures About Pensions and Other Postretirement Benefits;" FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees;" and FASB Interpretation 46, "Consolidation of Variable Interest Entities." The adoption of these new standards did not materially affect the Company's operating results or financial condition.


NOTE B - SECURITIES AVAILABLE-FOR-SALE

     The following table presents the fair values of securities available-for-sale at December 31, 2003 and 2002:

                                                  2003           2002
                                               ----------      ----------

         Vanguard GNMA Mutual Fund             $  105,185      $  101,993
                                               ----------      ----------

                                               $  105,185      $  101,993
                                               ==========      ==========

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001




NOTE C - INCOME TAXES

     Deferred tax assets at December 31, is summarized below.

                                                        2003           2002
                                                     ------------   ------------

          Net operating loss carryforwards           $   211,997    $   204,960
          Valuation allowance                           (211,997)      (204,960)
                                                     ------------   ------------
                                                     $      -       $      -
                                                     ============   ============

     At December 31, 2003 and 2002, a valuation allowance of 100% is provided as it is uncertain if the deferred tax asset will be utilized in the future. The Company's valuation allowance increased by $7,037, $8,329, and $3,523 during 2003, 2002 and 2001, respectively.

     Reconciliation of the statutory rate to the effective income tax rate is as follows:

                                                        2003           2002           2001
                                                   -------------  -------------   -------------

          Net loss                                 $   (17,591)   $   (19,824)    $    (8,808)
                                                   -------------  -------------   -------------

          Tax at federal statutory rate                 (5,981)        (7,080)         (2,995)
          State income tax                              (1,056)        (1,249)           (528)
          Valuation allowance                            7,037          8,329           3,523
                                                   -------------  -------------   -------------

                                                   $      -       $      -        $      -
                                                   =============  =============   =============

     At December 31, 2003, the Company had unused net operating loss carryforwards of approximately $486,000 expiring at various dates through 2017.


NOTE D - CAPITAL TRANSACTIONS

     Effective December 31, 2002, the Company passed a resolution to retire its 5,000 shares of treasury stock.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001




NOTE E - EQUITY-BASED AWARDS

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

NOTE F - RELATED PARTY TRANSACTIONS

     Accrued salaries payable to an officer and stockholder of the Company aggregated $58,750 at December 31, 2003 and 2002, and are included in accounts payable and accrued expenses.

     During 2003, 2002 and 2001, the Company utilized the office space of its general counsel at no cost to the Company. The amount of office space utilized by the Company is considered insignificant.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         (a)      Identification of Directors

                  The names, ages and principal occupations of the Company's present directors, and the date on which their term of office commenced and expires, are as follows:

                                             First
                                   Term of   Became         Principal
        Name          Age          Office    Director       Occupation

George Rubin           76            (1)       1989       Private Investor

Morry Rubin            44            (1)       1998       Private Investor

Stacy Goldberg         41            (1)       1995       Private Investor

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

Committees

     The Company has no standing audit, nominating and compensation committees of the Board of Directors or committees performing similar functions. Under the Sarbanes-Oxley Act of 2002, each public company is required to have an audit committee consisting solely of independent directors. In the event the public company does not have an audit committee, the Board of Directors becomes charged with the duties of the audit committee. Since the enactment of the Sarbanes-Oxley Act of 2002 which was signed into law by President Bush in July 2002, the Company's directors have, without success, attempted to obtain independent directors to serve on the Board of Directors and on a newly formed audit committee. In the event the Company is successful in the future in obtaining independent directors to serve on the Board of Directors and on a newly formed audit committee, of which there can be no assurances given, the Board of Directors would first adopt a written charter. Such charter would be expected to include, among other things:

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

Code of Ethics


     Effective March 3, 2003, the Securities & Exchange Commission requires registrants like the Company to either adopt a code of ethics that applies to the Company's Chief Executive Officer and Chief Financial Officer or explain why the Company has not adopted such a code of ethics. For purposes of item 406 of Regulation S-K, the term "code of ethics" means written standards that are reasonably designed to deter wrong doing and to promote:

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

     In this respect, the Company has adopted a code of ethics which has been filed as Exhibit 14.1 to this Form 10-K. Changes to the Code of Ethics will be filed under a Form 8-K or quarterly or annual report under the Exchange Act.

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

Item 11. Executive Compensation.

     During the past three years, no executive officer or director has any employment contract with the Company or received any cash or other compensation issued in 1997. Directors do not presently receive compensation (other than Warrants described herein) for serving on the board, although the Company will reimburse its directors for out-of-pocket travel expenditures. Depending upon the number of meetings and the time required for the Company's operations, the Company may decide to compensate its directors in the future. See Item 13.

     George Rubin served as Chief Executive Officer of the Company during 1997 before his son, Morry F. Rubin, was elected Chief Executive Officer of the Company on February 1, 1998. The following is the summary compensation table for the Company's two officers for 2003, 2002 and 2001.

                                         SUMMARY COMPENSATION TABLE

======================================================================================================================

                                                                Long Term Compensation
----------------------------------------------------------------------------------------------------------------------

                       Annual Compensation                        Awards                    Payouts
------------ ------ ------------- ------------- ------------- ------------- -------------- ----------- ---------------

   (a)         (b)       (c)            (d)           (e)         (f)              (g)         (h)             (i)
                                                     Other                                                    All
  Name                                              Annual      Restricted                                Other Compen-
  and                                               Compen-      Stock         Number of       LTIP          sation
  Principal                                         sation       Award(s)      Options/        Payouts        ($)
  Position   Year     Salary ($)      Bonus ($)       ($)         ($)          Warrants          ($)
------------ ------ ------------- ------------- ------------- ------------- -------------- ----------- ---------------

             2003        -0-          -0-            -0-          -0-             -0-           -0-          -0-
George
 Rubin,      ------ ------------- ------------- ------------- ------------- -------------- ----------- ---------------
Chairman
  of         2002        -0-          -0-            -0-          -0-             -0-           -0-          -0-
  the        ------ ------------- ------------- ------------- ------------- -------------- ----------- ---------------
 Board
             2001        -0-          -0-            -0-          -0-             -0-           -0-          -0-
------------ ------ --------------- -----------  ------------ ------------- -------------- ----------- ---------------

Morry F.     2003        -0-          -0-            -0-          -0-             -0-           -0-          -0-
 Rubin,      ------ --------------- -----------  ------------ ------------- -------------- ----------- ---------------
Chief        2002        -0-          -0-            -0-          -0-             -0-           -0-          -0-
Executive    ------ ------------- ------------- ------------- ------------- -------------- ----------- ---------------
Officer      2001        -0-          -0-            -0-          -0-             -0-           -0-          -0-
============ ====== ============= ============= ============= ============= ============== =========== ===============

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTIONS/WARRANTS VALUES

         The information provided in the table below provides information with respect to each exercise of the Company's stock options/warrants during fiscal 2003 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options/warrants.

========================== ============== =============== ========================== ============================


   (a)                          (b)              (c)                  (d)                   (e)

                                                                                            Value
                                                                                             of
                                                                  Number of               Unexercised
                                                                Unexercised              In-the-Money
                             Shares                            Options/Warrants        Options/Warrants
                             Acquired on      Value             at FY-End (#)            at Fy-End($)
                             Exercise        Realized            Exercisable/             Exercisable/
       Name                   (#)             ($)(1)            Unexercisable           Unexercisable(1)
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

----------

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

Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters.

     As of March 1, 2004, the only persons of record who held or were known to own (or believed by the Company to own) beneficially more than 5% of the outstanding 6,548,870 shares of Common Stock of the Company (the only voting security) were as indicated in the table below. Such table also sets forth the beneficial ownership of executive officers, directors, both individually and as a group.

                                                            Approximate
                                  Number of                    Percent
      Name                        Shares                       of Class
-----------------                ---------                  -------------
 Morry F. Rubin
 (1)(2)(3)(4)                     3,403,000                     45.1
 George Rubin (1)(2)(3)(4)        3,383,000                     44.8
 Stacy Goldberg (3)(5)              100,000                       *
 All officers and
 directors as a
 group (three persons)(4)         6,786,000                     79.4
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

          The Company had an arrangement with George Rubin and Morry Rubin pursuant to which each received Warrants to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $.03 per share at any time until November 21, 2007 in exchange for them making available to the Company an aggregate line of credit of up to $500,000. As of December 31, 2003, this line of credit was terminated without ever having been drawn down upon. In November 1997, the Company granted Stacy Goldberg Warrants to purchase 100,000 shares of the Company's Common Stock identical to those granted to George Rubin and Morry Rubin in consideration of her continuing to serve as a director of the Company.

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

Item 14.  Controls and Procedures.
-------   ------------------------

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

Item 15. Principal Accountant Fees and Services.

         Audit Fees

     For the fiscal year ended December 31, 2003, the aggregate fees billed for professional services rendered by Miller, Ellin & Co. ("independent auditors") for the audit of the Company's annual financial statements and the reviews of its financial statements included in the Company's quarterly reports totaled approximately $13,283.

Financial Information Systems Design and Implementation Fees

     For the fiscal year ended December 31, 2003, there were $-0- in fees billed for professional services by the Company's independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

     For the fiscal year ended December 31, 2003, there was $1,028 in fees and computer processing billed for preparation of corporate tax returns rendered by the Company's independent auditors.

Item 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

  (a)(3)    Exhibits

            3      Certificate of Incorporation and Amendments thereto (1)

            3(A)   By-Laws (1)

            11. Statement Re: Computation of Earnings per share (see "Financial Statements").

            14     Code of Ethics (4)

            21     Subsidiaries of Registrant (2)

            31 Chief Executive Officer and Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (4)

            32     Chief Executive Officer and Chief Financial Officer
                   Section 1350 Certification (4)

            99      Form of Warrants granted to Morry Rubin and George Rubin (3)

            99.1   Form of Warrant granted to Stacy Goldberg (3)

            99.2   Form of Warrant granted to Lester Morse and Steven Morse (3)

----------------

     (1) Exhibits 3 and 3(A) are incorporated by reference from Registration No. 99080 which were filed in a Registration Statement on Form S-18.

     (2) The Company had no active subsidiaries during the year ended December 31, 2002.

     (3) Incorporated by reference to the Company's Form 10-K for its fiscal year ended December 31, 1997.

     (4)  Filed herewith.

         (b)          Reports on Form 8-K.
                      No Form 8-K was filed or required to be filed during the fourth quarter of 2003.

                                   SIGNATURES

     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            NATIONAL DIVERSIFIED SERVICES, INC.


                                           BY: /s/ George Rubin
                                           ------------------------------------
                                           George Rubin, Chairman of the Board


Dated: March 23, 2004


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                          Title                              Date
---------                          ------                             ----

                                President, Chief
                                Executive Officer,
                                Treasurer, Principal
                                Financial and
/s/ Morry Rubin                 Accounting Officer               March 23, 2004
-------------------------       and Director

MORRY RUBIN


/s/ Stacy Goldberg              Director and Secretary           March 23, 2004
-------------------------
STACY GOLDBERG


/s/ George Rubin                Chairman of the Board            March 23, 2004
-------------------------
GEORGE RUBIN