Form 10QSB
period 2004-03-31
NATIONAL DIVERSIFIED SERVICES INC
filed 2004-05-17
CIK 772784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2004
                                       OR
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

                                 Yes x . No ___.

6,548,870 Common Shares, $.001 par value were issued and outstanding at March 31, 2004.

                       NATIONAL DIVERSIFIED SERVICES, INC.

                                      INDEX


                                                                                                 Page Number

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

                  Consolidated Balance Sheets                                                         3
                  March 31, 2004 (Unaudited) and
                  December 31, 2003

                  Consolidated Statements of Operations                                               4
                  Three Months ended March 31,
                  2004 and March 31, 2003 (Unaudited)

                  Consolidated Statements of Cash Flows                                               5
                  Three Months Ended March 31, 2004 and
                  March 31, 2003 (Unaudited)

                  Notes to Financial Statements (Unaudited)                                           6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                                          8

PART II. OTHER INFORMATION                                                                            9


SIGNATURES                                                                                           10

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                            MARCH 31,            DECEMBER 31,
                                                                              2004                   2003
                                                                           (Unaudited)             (Audited)
                                                                           -----------           -----------
CURRENT ASSETS
   Cash and cash equivalents                                               $   94,590            $   97,682
   Securities available-for-sale                                              106,858               105,185
                                                                           -----------           -----------
                  Total assets                                             $  201,448            $  202,867
                                                                           ===========           ===========


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                   $   73,298            $   69,360
                                                                           -----------           -----------
                  Total liabilities                                            73,298                69,360
                                                                           -----------           -----------
COMMITMENT

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value;
     Authorized - 30,000,000 shares; issued and
     outstanding - 6,553,870 shares                                             6,549                 6,549
   Additional paid-in capital                                                 705,755               705,755
   Accumulated deficit                                                       (582,523)             (576,764)
   Accumulated other comprehensive loss                                        (1,631)               (2,033)
                                                                           -----------           -----------
     Total stockholders' equity                                               128,150               133,507
                                                                           -----------           -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  201,448            $  202,867
                                                                           ===========           ===========

    See accompanying notes to consolidated financial statements (unaudited).

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                           -------------------------
                                                              2004            2003
                                                           -----------   -----------
REVENUES                                                   $    1,459    $    1,665


GENERAL AND ADMINISTRATIVE
   EXPENSES                                                     7,218         6,312
                                                           -----------   -----------
NET LOSS                                                       (5,759)       (4,647)

OTHER COMPREHENSIVE GAIN (LOSS), NET OF TAX:
   Unrealized gains on securities:
     Unrealized holding gain arising during period                402           346

COMPREHENSIVE LOSS                                         $   (5,357)   $   (4,301)
                                                           -----------   -----------

BASIC AND DILUTED NET LOSS PER SHARE                              NIL           NIL


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING               6,548,870     6,548,870
                                                           ===========   ===========

    See accompanying notes to consolidated financial statements (unaudited).

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENT OF
                              STOCKHOLDERS' EQUITY

                                                                                                     ACCUMULATED
                                                                   ADDITIONAL                          OTHER
                                             COMMON STOCK           PAID-IN       ACCUMULATED      COMPREHENSIVE
                                        SHARES        AMOUNT        CAPITAL         DEFICIT          GAIN (LOSS )      TOTAL
                                     -----------    ----------    -----------      ----------       ----------       ---------
BALANCE AT DECEMBER 31, 2003
   (Audited)                          6,548,870     $   6,549     $  705,755       $(576,764)       $  (2,033)       $133,507

COMPREHENSIVE LOSS (Unaudited):
   Net loss                                   -             -              -          (5,759)               -          (5,759)
   Other comprehensive gain (loss),
   net of tax:
   Unrealized gains on securities:
   Unrealized holding gains arising
   during the period                          -             -              -               -              402             402
                                     -----------    ----------    -----------      ----------       ----------       ---------
   Total comprehensive loss                                                                                            (5,357)

BALANCE AT MARCH 31, 2004
      (Unaudited)                     6,548,870     $   6,549     $  705,755       $(582,523)       $ (1,631)        $128,150
                                     ===========    ==========    ===========      ==========       =========        =========

                                        5
          See accompanying notes to consolidated financial statements.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                THREE
                                                                                            MONTHS ENDED
                                                                                              MARCH 31,
                                                                                      --------------------------
                                                                                          2004           2003
                                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $   (5,759)    $   (4,647)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Changes in assets and liabilities:
         Accounts payable and accrued expenses                                             3,939          2,222
                                                                                      -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                                     (1,820)        (2,425)
                                                                                      -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available-for-sale                                             (1,272)        (1,353)
                                                                                      -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                                     (1,272)        (1,353)
                                                                                      -----------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                   (3,092)        (3,778)

CASH AND CASH EQUIVALENTS - beginning                                                     97,682        123,337
                                                                                      -----------    -----------
CASH AND CASH EQUIVALENTS - ending                                                    $   94,590     $  119,559
                                                                                      ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                                         $      342     $      380
                                                                                      ===========    ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Unrealized gain on securities available-for-sale                                   $      402     $      346
                                                                                      ===========    ===========

    See accompanying notes to consolidated financial statements (unaudited).

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements do not include all disclosures required to be included in a complete set of financial statements prepared in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) that are considered necessary for a fair presentation have been included. The results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K filed on March 24, 2004 for the year ended December 31, 2003.

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

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations

     During the three months ended March 31, 2004, the Company had no revenues other than investment income since the Company terminated its import and sale business operations in 1990. The Company is presently exploring various business opportunities that may be available to it. No assurances can be given that the Company will be successful in completing a transaction to acquire an operating business.

     During the three months ended March 31, 2004, there were no material changes in the financial condition of the Company other than a net loss of $5,759 as compared to a net loss of $4,647 for the comparable period of the prior year. Further, due to the Company lacking any current business activities or operations, other than searching for a new business opportunity or merger candidate, there are no trends or uncertainties that have had or reasonably expect to have a material favorable or unfavorable impact on revenues or income
(loss) from continuing operations. Further, there are no unusual or infrequent events or transactions or any significant economic changes that materially effected the amount of reported income (loss) from continuing operations.

Liquidity and Capital Resources

     Financing of the Company's activities has been provided from the December 1986 initial public offering of its securities for cash amounting to a net of approximately $600,000. At March 31, 2004, the Company's working capital amounted to $128,150 with cash and cash equivalents and securities available for sale aggregating $201,448. Management believes that its cash assets are adequate to meet the Company's short term and long term liquidity and cash requirements until such time, if ever, as the Company completes a transaction to establish an operating business.

     The Company has been unable to find a suitable business opportunity or merger candidate over the last ten years, considering the limited cash resources available to the Company and that the Company's Common Stock has no active and established trading market. Nevertheless, Management is continuing to explore various business opportunities that may be available to it. As of the filing date of this Form 10-QSB, there are no known trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Registrant's liquidity increasing or decreasing in any material way. Further, at the present time, the Company has no commitments for capital expenditures and does not anticipate same until it establishes a business or acquires an operating business, of which there can be no assurances given.

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

         (a)      Exhibits -

          3       Certificate of Incorporation and Amendments thereto (1)

          3(A)    By-Laws (1)

         11.      Statement Re: Computation of Earnings per share
                  (see "Financial Statements").

         21       Subsidiaries  of Registrant (2)

         31.1 Certification of Chief Executive and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

         32.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

         99       Form of Warrants granted to Morry Rubin and George Rubin (4)

         99.1     Form of Warrant granted to Stacy Goldberg (3)

         99.2     Form of Warrant granted to Lester Morse and Steven Morse (4)
________________
*        Filed herewith

(1) Exhibits 3 and 3(A) are incorporated by reference from Registration No. 99080 which were filed in a Registration Statement on Form S-18.

(2) The Company had no active subsidiaries during the year ended December 31, 2001.

     (b) No reports on Form 8-K were filed or required to be filed during the quarter ended March 31, 2004.

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


                                            NATIONAL DIVERSIFIED SERVICES, INC.
                                            -----------------------------------
                                                        (Registrant)

Dated: May 14, 2004                         /s/Morry Rubin
                                            -------------------------
                                            Morry Rubin, President,
                                            Chief Executive, Financial and
                                            Accounting Officer