Form 10QSB
period 2004-06-30
NATIONAL DIVERSIFIED SERVICES INC
filed 2004-08-16
CIK 772784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2004
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                                                 Yes  x .   No ___.

6,548,870 Common Shares, $.001 par value were issued and outstanding at June 30, 2004.

                       NATIONAL DIVERSIFIED SERVICES, INC.

                                      INDEX

                                                                                Page Number

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                           Consolidated Balance Sheets                              3
                             June 30, 2004 (Unaudited) and
                             December 31, 2003

                           Consolidated Statements of Operations                    4
                             Three Months and Six Months ended June 30,
                             2004 and June 30, 2003 (Unaudited)

                           Consolidated Statements of Cash Flows                    5
                              Three Months and Six Months Ended June 30,
                              2004 and June 30, 2003 (Unaudited)

                           Notes to Financial Statements (Unaudited)                6

         Item 2.  Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations                                             8

PART II. OTHER INFORMATION                                                          9

SIGNATURES                                                                         10

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                  JUNE 30,             DECEMBER 31,
                                                                    2004                  2003
                                                                 (Unaudited)            (Audited)
                                                                ------------          ------------
CURRENT ASSETS
   Cash and cash equivalents                                     $   85,945            $   97,682
   Securities available-for-sale                                    105,530               105,185
                                                                ------------          ------------
                  Total assets                                   $  191,475            $  202,867
                                                                ============          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                         $   68,606            $   69,360
                                                                ------------          ------------
                  Total liabilities                                  68,606                69,360
                                                                ------------          ------------

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value;
     Authorized - 30,000,000 shares; issued and
     outstanding - 6,548,870 shares                                   6,549                 6,549
   Additional paid-in capital                                       705,755               705,755
   Accumulated deficit                                             (585,271)             (576,764)
   Accumulated other comprehensive loss                              (4,164)               (2,033)
                                                                ------------          ------------
     Total stockholders' equity                                     122,869               133,507
                                                                ------------          ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  191,475            $  202,867
                                                                ============          ============

    See accompanying notes to consolidated financial statements (unaudited).

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        SIX                        THREE
                                                    MONTHS ENDED                MONTHS ENDED
                                                      JUNE 30,                    JUNE 30,
                                                  2004         2003            2004         2003
                                              -----------  -----------    -----------  -----------
REVENUES                                      $    2,835   $    3,163     $    1,376   $    1,498

GENERAL AND ADMINISTRATIVE
   EXPENSES                                       11,342       11,044          4,124        4,732
                                              -----------  -----------    -----------  -----------
NET LOSS                                          (8,507)      (7,881)        (2,748)      (3,234)

OTHER COMPREHENSIVE LOSS, NET OF TAX:
   Unrealized gains/(losses) on securities:
     Unrealized holding gain/(loss)
        arising during period                     (2,131)         152         (2,533)        (194)
                                              -----------  -----------    -----------  -----------

COMPREHENSIVE LOSS                            $  (10,638)  $   (7,729)    $   (5,281)  $   (3,428)
                                              ===========  ===========    ===========  ===========

BASIC AND DILUTED NET LOSS PER SHARE                 NIL          NIL            NIL          NIL

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                          6,548,870    6,548,870      6,548,870    6,548,870
                                              ===========  ===========    ===========  ===========

    See accompanying notes to consolidated financial statements (unaudited).

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENT OF
                              STOCKHOLDERS' EQUITY

                                                                                             ACCUMULATED
                                                                ADDITIONAL                      OTHER
                                            COMMON STOCK         PAID-IN       ACCUMULATED   COMPREHENSIVE
                                        SHARES        AMOUNT     CAPITAL        DEFICIT         LOSS             TOTAL
                                     -----------     --------- ----------    ------------    -----------     -----------
BALANCE AT DECEMBER 31, 2003
   (Audited)                          6,548,870      $ 6,549   $ 705,755     $  (576,764)    $   (2,033)     $  133,507

COMPREHENSIVE LOSS (Unaudited):
   Net loss                                   -            -           -          (8,507)             -          (8,507)
   Other comprehensive loss,
    net of tax:
   Unrealized loss on securities:
   Unrealized holding loss arising
    during the period                         -            -           -               -         (2,131)         (2,131)
                                     -----------     --------- ----------    ------------    -----------     -----------
   Total comprehensive loss                                                                                     (10,638)
                                                                                                             -----------
BALANCE AT JUNE 30, 2004
   (Unaudited)                        6,548,870      $  6,549  $ 705,755     $  (585,271)    $   (4,164)     $  122,869
                                     ===========     ========= ==========    ============    ===========     ===========

    See accompanying notes to consolidated financial statements (unaudited).

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               SIX
                                                                          MONTHS ENDED
                                                                            JUNE 30,
                                                                        2004          2003
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $   (8,507)    $   (7,881)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Changes in assets and liabilities:
         Accounts payable and accrued expenses                            (754)        (3,818)
                                                                    -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                   (9,261)       (11,699)
                                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available-for-sale                           (2,476)        (2,580)
                                                                    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                   (2,476)        (2,580)
                                                                    -----------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                (11,737)       (14,279)

CASH AND CASH EQUIVALENTS - beginning                                   97,682        123,337
                                                                    -----------    -----------
CASH AND CASH EQUIVALENTS - ending                                  $   85,945     $  109,058
                                                                    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                       $      342     $        -
                                                                    ===========    ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Unrealized gain (loss) on securities available-for-sale          $   (2,131)    $      152
                                                                    ===========    ===========

    See accompanying notes to consolidated financial statements (unaudited).

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements do not include all disclosures required to be included in a complete set of financial statements prepared in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) that are considered necessary for a fair presentation have been included. The results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K filed on March 24, 2004 for the year ended December 31, 2003.

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

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations

     During the three and six months ended June 30, 2004, the Company had no revenues other than investment income since the Company terminated its import and sale business operations in 1990. The Company is presently exploring various business opportunities that may be available to it. No assurances can be given that the Company will be successful in completing a transaction to acquire an operating business.

     During the three months ended June 30, 2004, there were no material changes in the financial condition of the Company other than a net loss of $2,748 as compared to a net loss of $3,234 for the comparable period of the prior year. During the six months ended June 30, 2004, there were no material changes in the financial condition of the Company other than a net loss of $8,507 as compared to a net loss of $7,881 for the comparable period of the prior year. Further, due to the Company lacking any current business activities or operations, other than searching for a new business opportunity or merger candidate, there are no trends or uncertainties that have had or reasonably expect to have a material favorable or unfavorable impact on revenues or loss from continuing operations. Further, there are no unusual or infrequent events or transactions or any significant economic changes that materially effected the amount of reported loss from continuing operations.

Liquidity and Capital Resources

     Financing of the Company's activities has been provided from the December 1986 initial public offering of its securities for cash amounting to a net of approximately $600,000. At June 30, 2004, the Company's working capital amounted to $122,869 with cash and cash equivalents and securities available for sale aggregating $191,475. Management believes that its cash assets are adequate to meet the Company's short term and long term liquidity and cash requirements until such time, if ever, as the Company completes a transaction to establish an operating business.

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

          21   Subsidiaries of Registrant (2)

          99   Form of Warrants granted to Morry Rubin and George Rubin (4)

          99.1 Form of Warrant granted to Stacy Goldberg (3)

          99.2 Form of Warrant granted to Lester Morse and Steven Morse (4)

_____________________
(1) Exhibits 3 and 3(A) are incorporated by reference from Registration No. 99080 which were filed in a Registration Statement on Form S-18.

(2) The Company had no active subsidiaries during the year ended December 31, 2001.

     (b) No reports on Form 8-K were filed during the quarter ended June 30, 2004.

                       NATIONAL DIVERSIFIED SERVICES, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NATIONAL DIVERSIFIED SERVICES, INC.

                                                    (Registrant)

Dated: August 13, 2004                  /s/Morry Rubin
                                        --------------
                                        Morry Rubin, President, Chief Executive,
                                        Financial and Accounting Officer