Form 10-Q
period 2004-09-30
NATIONAL DIVERSIFIED SERVICES INC
filed 2004-11-15
CIK 772784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]                 QUARTERLY REPORT UNDER SECTION 13 OR (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2004
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

c/o Lester Morse P.C.
111 Great Neck Road, Suite #420
Great Neck, New York                                                11021
-----------------------------------                            ----------
(Address of principal executive offices)                       (Zip  Code)

Registrant's telephone number,
including area code:                                       (516) 487-1419
                                                           --------------

                                 Not Applicable
                 ----------------------------------------------
                 (Former name, former address and former fiscal
                       year if changed Since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes x . No ___.

6,548,870 Common Shares, $.001 par value were issued and outstanding at September 30, 2004.

                       NATIONAL DIVERSIFIED SERVICES, INC.


                                      INDEX

                                                                                                        Page Number

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                           Consolidated Balance Sheets                                                            3
                             September 30, 2004 (Unaudited) and
                             December 31, 2003

                           Consolidated Statements of Operations                                                  4
                             Three Months and Nine Months ended September 30,
                             2004 and September 30, 2003 (Unaudited)

                           Consolidated Statements of Cash Flows                                                  6
                              Three Months and Nine Months Ended September 30,
                              2004 and September 30, 2003 (Unaudited)

                           Notes to Financial Statements (Unaudited)                                              7

         Item 2.  Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations                                                                           8

PART II. OTHER INFORMATION                                                                                       10


SIGNATURES                                                                                                       11

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                          SEPTEMBER 30,      DECEMBER 31,
                                                                              2004                2003
                                                                          -------------      ------------
                                                                           (Unaudited)         (Audited)

CURRENT ASSETS
   Cash and cash equivalents                                               $   82,671            $   97,682
   Securities available-for-sale                                              108,189               105,185
                                                                           ----------            ----------
                  Total assets                                             $  190,860            $  202,867
                                                                           ==========            ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                   $   69,647            $   69,360
                                                                           ----------            ----------
                  Total liabilities                                            69,647                69,360
                                                                           ----------            ----------

COMMITMENT

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value;
     Authorized - 30,000,000 shares; issued and
     outstanding - 6,548,870 shares                                             6,549                 6,549
   Additional paid-in capital                                                 705,755               705,755
   Accumulated deficit                                                       (588,364)             (576,764)
   Accumulated other comprehensive loss                                        (2,727)               (2,033)
                                                                           ----------            ----------

     Total stockholders' equity                                               121,213               133,507
                                                                           ----------            ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  190,860            $  202,867
                                                                           ==========            ==========




    See accompanying notes to consolidated financial statements (unaudited).

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      NINE                        THREE
                                                                  MONTHS ENDED                MONTHS ENDED
                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                             -----------------------     -----------------------
                                                                2004         2003           2004          2003
                                                             ----------   ----------     ----------    ---------
REVENUES                                                     $    4,286   $    4,572     $    1,451    $   1,409

GENERAL AND ADMINISTRATIVE
   EXPENSES                                                      15,886       17,128          4,545        6,083
                                                             ----------   ----------     ----------    ---------

NET LOSS                                                        (11,600)     (12,556)        (3,094)      (4,674)

OTHER COMPREHENSIVE LOSS, NET OF TAX:
   Unrealized gains/(losses) on securities:
     Unrealized holding gain/(loss)
        arising during period                                      (694)      (1,441)         1,438       (1,355)
                                                             ----------   ----------     ----------    ---------


COMPREHENSIVE LOSS                                           $  (12,294)  $  (13,997)    $   (1,656)   $  (6,029)
                                                             ==========   ==========     ==========    =========


BASIC AND DILUTED NET LOSS PER SHARE                                NIL          NIL            NIL          NIL


WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                         6,548,870    6,548,870      6,548,870    6,548,870
                                                              =========    =========      =========    =========





    See accompanying notes to consolidated financial statements (unaudited).

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENT OF
                              STOCKHOLDERS' EQUITY

                                                                                               ACCUMULATED
                                                COMMON STOCK         ADDITIONAL                   OTHER
                                           ---------------------      PAID-IN    ACCUMULATED  COMPREHENSIVE
                                           SHARES         AMOUNT      CAPITAL      DEFICIT         LOSS         TOTAL
                                          ---------    ----------   ----------   ----------    ----------    ----------
BALANCE AT DECEMBER 31, 2003
   (Audited)                              6,548,870    $    6,549   $  705,755   $ (576,764)   $   (2,033)   $  133,507
                                                                                                             ----------

COMPREHENSIVE LOSS (Unaudited):
   Net loss                                     -             -            -        (11,600)          -         (11,600)
   Other comprehensive loss,
    net of tax:
     Unrealized loss on securities:
       Unrealized holding loss arising
         during the period                      -             -            -            -            (694)         (694)
                                         ----------    ----------   ----------   ----------    ----------    ----------

       Total comprehensive loss                                                                                 (12,294)
                                                                                                             ----------

BALANCE AT SEPTEMBER 30, 2004
   (Unaudited)                            6,548,870    $    6,549   $  705,755   $ (588,364)   $   (2,727)   $  121,213
                                         ==========    ==========   ==========   ==========    ==========    ==========









    See accompanying notes to consolidated financial statements (unaudited).

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                NINE
                                                                                            MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                        --------------------
                                                                                         2004            2003
                                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $  (11,600)    $  (12,556)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Changes in assets and liabilities:
         Accounts payable and accrued expenses                                               287         (3,087)
                                                                                      ----------     ----------

NET CASH USED IN OPERATING ACTIVITIES                                                    (11,313)       (15,643)
                                                                                      ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available-for-sale                                             (3,698)        (3,775)
                                                                                      ----------     ----------

NET CASH USED IN INVESTING ACTIVITIES                                                     (3,698)        (3,775)
                                                                                      ----------     ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                  (15,011)       (19,418)

CASH AND CASH EQUIVALENTS - beginning                                                     97,682        123,337
                                                                                      ----------     ----------

CASH AND CASH EQUIVALENTS - ending                                                    $   82,671     $  103,919
                                                                                      ==========     ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                                         $      342     $      380
                                                                                      ==========     ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Unrealized gain on securities available-for-sale                                   $      694     $    1,203
                                                                                      ==========     ==========


    See accompanying notes to consolidated financial statements (unaudited).

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (UNAUDITED)




NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements do not include all disclosures required to be included in a complete set of financial statements prepared in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) that are considered necessary for a fair presentation have been included. The results for the six month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K filed on March 24, 2004 for the year ended December 31, 2003.


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

          Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
                            and Results of Operations
                            -------------------------

Results of Operations

     During the three and nine months ended September 30, 2004, the Company had no revenues other than investment income since the Company terminated its import and sale business operations in 1990. The Company is presently exploring various business opportunities that may be available to it. No assurances can be given that the Company will be successful in completing a transaction to acquire an operating business.

     During the three months ended September 30, 2004, there were no material changes in the financial condition of the Company other than a net loss of $3,094 as compared to a net loss of $4,674 for the comparable period of the prior year. During the nine months ended September 30, 2004, there were no material changes in the financial condition of the Company other than a net loss of $11,600 as compared to a net loss of $12,556 for the comparable period of the prior year. Further, due to the Company lacking any current business activities or operations, other than searching for a new business opportunity or merger candidate, there are no trends or uncertainties that have had or reasonably expect to have a material favorable or unfavorable impact on revenues or loss from continuing operations. Further, there are no unusual or infrequent events or transactions or any significant economic changes that materially affected the amount of reported loss from continuing operations.

Liquidity and Capital Resources

     Financing of the Company's activities has been provided from the December 1986 initial public offering of its securities for cash amounting to a net of approximately $600,000. At September 30, 2004, the Company's working capital amounted to $121,213 with cash and cash equivalents and securities available for sale aggregating $190,860. Management believes that its cash assets are adequate to meet the Company's short term and long term liquidity and cash requirements until such time, if ever, as the Company completes a transaction to establish an operating business.

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

                       NATIONAL DIVERSIFIED SERVICES, INC.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings: None
         ------------------

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds: None
         -----------------------------------------------------------

Item 3.  Defaults Upon Senior Securities: None
         --------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders: None
         ----------------------------------------------------

Item 5.  Other Information: None
         ------------------

Item 6.  Exhibits:
         ---------
          3    Certificate of Incorporation and Amendments thereto (1)

          3(A) By-Laws (1)

          11 Statement Re: Computation of Earnings per share (see "Financial Statements").

          21   Subsidiaries of Registrant (2)

          31.1 Certification of Chief Executive and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

          32.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

          99   Form of Warrants granted to Morry Rubin and George Rubin (3)

          99.1 Form of Warrant granted to Stacy Goldberg (3)

          99.2 Form of Warrant granted to Lester Morse and Steven Morse (3)

-------------
(1) Exhibits 3 and 3(A) are incorporated by reference from Registration No. 99080 which were filed in a Registration Statement on Form S-18.

(2)  The Company has no active subsidiaries.

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



                                    NATIONAL DIVERSIFIED SERVICES, INC.
                                    -----------------------------------
                                               (Registrant)

Dated: November 12, 2004                       /s/ Morry Rubin
                                    -----------------------------------
                                    Morry Rubin, President, Chief Executive,
                                    Financial and Accounting Officer