Form 10KSB
period 2004-12-31
NATIONAL DIVERSIFIED SERVICES INC
filed 2005-03-29
CIK 772784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 2004
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ________ to ________

                       Commission File Number: 2-99080-NY

                       National Diversified Services, Inc.
             (Exact name of Registrant as specified in its charter)

          Delaware                                                    11-2820379
-------------------------------                               ------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization                               (Identification No.)

c/o Morse & Morse, PLLC
1400 Old Country Road, Suite 302
Westbury, New York                                                         11590
-------------------------------                                       ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number,
including area code:                                              (516) 487-1419
                                                                  --------------
Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                      ----
Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                      ----

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB [x].

     As of March 21, 2005, the aggregate number of shares of the voting stock held by non-affiliates was 1,762,870 shares of Common Stock, $.001 par value. See "Item 5" regarding a sporadic market for the Company's Common Stock.

     The number of shares outstanding of the Issuer's Common Stock, as of March 21, 2005 was 6,548,870.

                                     PART I

Item 1.  Description of Business

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

     The Company may use independent consultants (who may agree to receive stock of the Company in payment for their services in lieu of cash) to explore areas of, and to seek out, acquisition prospects. Such independent consultants would be expected to have such expertise or knowledge which would be of use to Management in any investment decision. The Company has not engaged any independent consultants as of March 21, 2005.

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

Item 2.  Description of Properties

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Pink Sheets

     For the past two years, the Company has had no trading market for its Common Stock. There can be no assurances given that an established trading market will exist in the future.

     Management has been advised by its transfer agent (American Stock Transfer & Trust Company) that the approximate number of holders of the Company's Common Stock as of March 21, 2005 was 325.

     No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.

     Of the Company's issued and outstanding 6,548,870 shares of Common Stock as of March 21, 2005, 5,790,300 shares of the Company's restricted Common Stock may be eligible for sale in compliance with Rule 144. Rule 144 provides among other things and subject to certain limitations that a person holding restricted securities for a period of one year may sell those securities in brokerage transactions, in an amount equal to at least 1% of the Company's outstanding Common Stock every three months. Possible or actual sales of the Company's Common Stock under Rule 144 may have a depressive effect upon the price of the Company's Common Stock if any meaningful market were to develop for the Company's Common Stock. Notwithstanding anything contained herein to the contrary, the Securities and Exchange Commission may take the position that the restricted Common Stock of the Company is not eligible for sale under Rule 144 and must be registered for sale under the Securities Act of 1933, as amended.

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

Recent Sales of Unregistered Securities

During 2004, the Company did not issue any unregistered securities.

Recent Repurchases of Equity Securities

During 2004, the Company did not repurchase any securities of the Company.


Item 7.  Managements Discussion and Analysis or Plan of Operations.

Overview

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

     During 2004, there were no material changes in the financial condition of the Company. During 2004 and 2003, the Company incurred a comprehensive loss of $14,584 and $17,591, respectively. Further, due to the Company lacking any current business activities or operations, other than searching for a new business opportunity or merger candidate, there are no trends or uncertainties that have had or reasonably expect to have a material favorable or unfavorable impact on revenues or income (loss) from continuing operations. Further, there are no unusual or infrequent events or transactions or any significant economic changes that materially affected the amount of reported income (loss) from continuing operations.

Liquidity and Capital Resources

     Financing of the Company's activities has been provided from the December 1986 initial public offering of its securities for cash amounting to a net of approximately $600,000. At December 31, 2004, the Company's working capital amounted to $118,923 with cash and cash equivalents and securities available for sale aggregating $187,332. Management believes that its cash assets are adequate to meet the Company's short term and long term liquidity and cash requirements until such time, if ever, as the Company completes a transaction to establish an operating business.

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

Item 7.  Financial Statements.

     The information required by Item 8, appears at pages F-1 through F-10 (inclusive) of this Report, which pages follow this page.

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


CONSOLIDATED STATEMENTS OF CASH FLOWS                                   F-5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-6 - F-10

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
National Diversified Services, Inc.
New York, New York


We have audited the accompanying consolidated balance sheets of National Diversified Services, Inc. and Subsidiaries as at December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows, for each of the three years ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Diversified Services, Inc. and Subsidiaries as at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.




                                       MILLER, ELLIN & COMPANY, LLP
                                       CERTIFIED PUBLIC ACCOUNTANTS


New York, New York
February 25, 2005

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                               ASSETS
                                                                                             DECEMBER 31,
                                                                                 -------------------------
                                                                                    2004            2003
                                                                                 ------------  -----------
CURRENT ASSETS:
   Cash                                                                          $   77,808     $   97,682
   Securities available-for-sale                                                    109,524        105,185
                                                                                 ----------     ----------

              Total assets                                                       $  187,332     $  202,867
                                                                                 ==========     ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                         $   68,409     $   69,360
                                                                                 ----------     ----------

              Total liabilities                                                      68,409         69,360
                                                                                 ----------     ----------

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value:
     Authorized - 30,000,000 shares; issued and
       outstanding - 6,548,870 shares                                                 6,549          6,549
   Additional paid-in capital                                                       705,755        705,755
   Accumulated deficit                                                             (590,758)      (576,764)
   Accumulated other comprehensive loss                                              (2,623)        (2,033)
                                                                                 ----------     ----------
              Total stockholders' equity                                            118,923        133,507
                                                                                 ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $  187,332     $  202,867
                                                                                 ==========     ==========




          See accompanying notes to consolidated financial statements.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS



                                                                              YEARS ENDED DECEMBER 31,
                                                                    -------------------------------------------
                                                                          2004           2003           2002
                                                                    -------------   ------------   ------------
Interest and dividend income                                        $      5,837    $     5,979    $     4,531

General and administrative expenses                                      (19,831)       (21,775)       (24,355)
                                                                    -------------   ------------   ------------

NET LOSS                                                                 (13,994)       (15,796)       (19,824)

Other comprehensive loss, net of tax:
   Unrealized losses on securities:
     Unrealized holding loss arising during the period                      (590)        (1,795)          (238)
                                                                    -------------   ------------   ------------

COMPREHENSIVE LOSS                                                  $    (14,584)   $   (17,591)   $   (20,062)
                                                                    =============   ============   ============


Loss per common share                                               $      (0.00)   $     (0.00)   $     (0.00)
                                                                    =============   ============   ============


Weighted average number of common
   shares outstanding                                                  6,548,870      6,548,870      6,548,870
                                                                    =============   ============   ============


          See accompanying notes to consolidated financial statements.

                           CONSOLIDATED STATEMENTS OF
                              STOCKHOLDERS' EQUITY


                                                                                       ACCUMULATED
                                                               ADDITIONAL                OTHER
                                             COMMON STOCK       PAID-IN   ACCUMULATED COMPREHENSIVE    TREASURY STOCK
                                          SHARES      AMOUNT    CAPITAL     DEFICIT       LOSS        SHARES    AMOUNT      TOTAL
                                          ---------  --------  ---------  -----------  ------------  -------   --------  -----------

BALANCE AT JANUARY 1, 2002                6,553,870  $6,554    $ 705,755  $ (541,144)    $      -    (5,000)     $ (5)   $  171,160


   Retirement of treasury stock              (5,000)     (5)           -           -            -     5,000         5             -

COMPREHENSIVE LOSS:
   Net loss                                       -       -            -     (19,824)           -         -         -       (19,824)
   Other comprehensive loss, net of tax:
     Unrealized losses on securities:
       Unrealized holding losses arising
         during the period                        -       -            -           -         (238)        -         -          (238)
                                          ---------  --------  ---------  -----------  ------------  -------   --------  -----------
       Total comprehensive loss                                                                                             (20,062)
                                                                                                                         -----------

BALANCE AT DECEMBER 31, 2002              6,548,870   6,549      705,755    (560,968)        (238)        -         -       151,098
                                                                                                                         -----------

COMPREHENSIVE LOSS:
   Net loss                                       -       -            -     (15,796)           -         -         -       (15,796)
   Other comprehensive loss, net of tax:
     Unrealized losses on securities:
       Unrealized holding losses arising
         during the period                        -       -            -           -       (1,795)        -         -        (1,795)
                                          ---------  --------  ---------  -----------  ------------  -------   --------  -----------
       Total comprehensive loss                                                                                             (17,591)
                                                                                                                         -----------

BALANCE AT DECEMBER 31, 2003              6,548,870   6,549      705,755    (576,764)      (2,033)        -         -       133,507
                                                                                                                         -----------

COMPREHENSIVE LOSS:
   Net loss                                       -       -            -     (13,994)           -         -         -       (13,994)
   Other comprehensive loss, net of tax:
     Unrealized losses on securities:
       Unrealized holding losses arising
         during the period                        -       -            -           -         (590)        -         -          (590)
                                          ---------  --------  ---------  -----------  ------------  -------   --------  -----------
       Total comprehensive loss                                                                                             (14,584)
                                                                                                                         -----------

BALANCE AT DECEMBER 31, 2004              6,548,870  $6,549    $ 705,755  $ (590,758)  $   (2,623)        -      $  -    $  118,923
                                         ==========  ========  =========  ===========  ============  =======   ========  ===========

          See accompanying notes to consolidated financial statements.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                  YEARS ENDED DECEMBER 31,
                                                                         -------------------------------------------
                                                                              2004           2003            2002
                                                                         ------------    -----------     -----------
    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                           $   (13,994)    $  (15,796)    $   (19,824)
      Adjustments to reconcile net loss to net
        cash used in operating activities:
          Bad debt expense                                                         -              -           1,656
          Changes in assets and liabilities:
             Interest receivable                                                   -              -           1,863
             Accounts payable and accrued expenses                            (1,351)        (4,872)           (730)
                                                                         ------------    -----------     -----------

    NET CASH USED IN OPERATING ACTIVITIES                                    (15,345)       (20,668)        (17,035)
                                                                         ------------    -----------     -----------

    CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of securities available-for-sale                              (4,529)        (4,987)       (102,231)
                                                                         ------------    -----------     -----------

    NET CASH USED IN INVESTING ACTIVITIES                                     (4,529)        (4,987)       (102,231)
                                                                         ------------    -----------     -----------

    NET CHANGE IN CASH                                                       (19,874)       (25,655)       (119,266)

    CASH - beginning                                                          97,682        123,337         242,603
                                                                         ------------    -----------     -----------

    CASH - ending$                                                            77,808     $   97,682     $   123,337
                                                                         ============    ===========    ============


    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Non-cash investing and financing activities:
        Unrealized loss on securities available-for-sale                 $      (590)    $   (1,795)     $     (238)
                                                                         ============    ===========     ===========
        Retirement of treasury stock                                     $         -     $        -      $        5
                                                                         ============    ===========     ===========



          See accompanying notes to consolidated financial statements.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002




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

                        DECEMBER 31, 2004, 2003 AND 2002




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Property and Equipment

     The Company's property and equipment is carried at cost. Equipment totaling $1,534 has been fully depreciated using the straight-line method over the estimated useful lives of the individual classes of assets. No depreciation expense has been recorded during the years ended December 31, 2004, 2003 and 2002.

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

                        DECEMBER 31, 2004, 2003 AND 2002




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Equity-Based Awards (Continued)

     There were no equity-based awards granted, modified or settled during 2004, 2003 and 2002. If the fair-value based method had been applied to all awards granted, modified, or settled in years beginning after December 15, 1994, there would be no effect on net loss as reported in the accompanying financial statements for 2004, 2003 and 2002.

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


NOTE B - SECURITIES AVAILABLE-FOR-SALE

     The   following    table   presents   the   fair   values   of   securities
     available-for-sale at December 31, 2004 and 2003:

                                               2004           2003
                                            ----------      ----------

         Vanguard GNMA Mutual Fund          $  109,524      $  105,185
                                            ----------      ----------

                                            $  109,524      $  105,185
                                            ==========      ==========

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002




NOTE C - INCOME TAXES

     Deferred tax assets at December 31, is summarized below.

                                                   2004           2003
                                                ------------   -----------

         Net operating loss carryforwards       $  217,831     $  211,997
         Valuation allowance                      (217,831)      (211,997)
                                                -----------    -----------
                                                $        -     $        -
                                                ===========    ===========

     At December 31, 2004 and 2003, a valuation allowance of 100% is provided as it is uncertain if the deferred tax asset will be utilized in the future. The Company's valuation allowance increased by $5,834, $7,037 and $8,329 during 2004, 2003 and 2002, respectively.

     Reconciliation of the statutory rate to the effective income tax rate is as follows:

                                                        2004           2003           2002
                                                -------------    ------------    ------------
          Net loss                              $    (13,994)    $   (17,591)    $   (19,824)
                                                -------------    ------------    ------------

          Tax at federal statutory rate               (4,959)         (5,981)         (7,080)
          State income tax                              (875)         (1,056)         (1,249)
          Valuation allowance                          5,834           7,037           8,329
                                                -------------    ------------     -----------

                                                $          -     $         -      $        -
                                                =============    ============     ===========

     At  December  31,  2004,   the  Company  had  unused  net  operating   loss
     carryforwards of approximately $376,000 expiring at various dates through 2024.


NOTE D - CAPITAL TRANSACTIONS

     Effective December 31, 2002, the Company passed a resolution to retire its 5,000 shares of treasury stock.

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002




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


NOTE F - RELATED PARTY TRANSACTIONS

     Accrued salaries payable to an officer and stockholder of the Company aggregated $58,750 at December 31, 2004 and 2003, and are included in accounts payable and accrued expenses.

     During 2004, 2003 and 2002, the Company utilized the office space of its general counsel at no cost to the Company. The amount of office space utilized by the Company is considered insignificant.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  Not applicable.

Item 8(A).  Controls and Procedures.

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

     The Company's management has not yet completed its assessment of internal controls over financial reporting. Management's assessment of such assessment will be completed by the time it is required by the Commission. It should be noted that the Company does not currently have an operating business.

Item 8(B).  Other Information

                  Not applicable.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 10(a) of the Exchange Act.

     (a)  Identification of Directors

     The names, ages and principal occupations of the Company's present directors, and the date on which their term of office commenced and expires, are as follows:

                                                                     First
                                              Term of  Became      Principal
   Name                   Age       Office       Director         Occupation
------------              ---       ------    --------------- -----------------
George Rubin              77         (1)          1989        Private Investor

Morry Rubin               45         (1)          1998        Private Investor

Stacy Goldberg            42         (1)          1995        Private Investor

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

Committees

     The Company has no standing audit, nominating and compensation committees of the Board of Directors or committees performing similar functions. Under the Sarbanes-Oxley Act of 2002, each public company is required to have an audit committee consisting solely of independent directors and to explain whether or not any independent director is a financial expert. In the event the public company does not have an audit committee, the Board of Directors becomes charged with the duties of the audit committee. Since the enactment of the Sarbanes-Oxley Act of 2002 which was signed into law by President Bush in July 2002, the Company's directors have, without success, attempted to obtain independent directors to serve on the Board of Directors and on a newly formed audit committee. In the event the Company is successful in the future in obtaining independent directors to serve on the Board of Directors and on a newly formed audit committee, of which there can be no assurances given, the Board of Directors would first adopt a written charter. Such charter would be expected to include, among other things:

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

     In this respect, the Company has adopted a code of ethics which has been filed as Exhibit 14.1 to the Company's 2003 Form 10-K. Changes to the Code of Ethics will be filed under a Form 8-K or quarterly or annual report under the Exchange Act.

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

Item 10.   Executive Compensation.

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

     George Rubin served as Chief Executive Officer of the Company during 1997 before his son, Morry F. Rubin, was elected Chief Executive Officer of the Company on February 1, 1998. During the past three years, no cash or other compensation has been paid to the Company's executive officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTIONS/WARRANTS VALUES

     The information provided in the table below provides information with respect to each exercise of the Company's stock options/warrants during fiscal 2004 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options/warrants.

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
========================== ============== =============== ========================== ============================

________
     (1) The aggregate dollar values in column (c) and (e) are required to be calculated by determining the difference between the fair market value of the Common Stock underlying the options/warrants and the exercise price of the options/warrants at exercise or fiscal year end, respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included. However, since there is a limited public market for the Company's Common Stock, no calculation is included in column (e) and N/A (not applicable) is placed in the table above.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     As of March 21, 2005, the only persons of record who held or were known to own (or believed by the Company to own) beneficially more than 5% of the outstanding 6,548,870 shares of Common Stock of the Company (the only voting security) are as indicated in the table below. Such table also sets forth the beneficial ownership of executive officers, directors, both individually and as a group.

                                                                  Approximate
                                      Number of                   Percent
          Name                        Shares                      of Class
       --------                      ----------                  --------
    Morry F. Rubin
    (1)(2)(3)(4)                     3,403,000                     45.1
    George Rubin (1)(2)(3)(4)        3,383,000                     44.8
    Stacy Goldberg (3)(5)              100,000                       *
    All officers and
     directors as a
     group (three persons)(6)        6,786,000                     79.4

__________
* Represents less than one percent of the Company's outstanding shares of Common Stock.

(1) May be deemed to be a founder, control person or affiliate of the Company under the Securities Act of 1933, as amended.

(2) George Rubin is the father of Morry F. Rubin and Stacy Goldberg. Shares owned by George Rubin do not include shares owned by Morry F. Rubin and shares owned by Morry F. Rubin do not include shares owned by George Rubin.

(3) All addresses are c/o Lester Morse P.C., 1400 Old Country Road, Suite 302 Westbury, New York 11590

(4) Includes Warrants to purchase 1,000,000 shares at an exercise price of $.03 per share and exercisable at any time until November 21, 2007.

(5) Includes Warrants to purchase 100,000 shares at an exercise price of $.03 per share and exercisable at any time until November 21, 2007.

(6) Includes Warrants to purchase 2,100,000 shares at an exercise price of $.03 per share and exercisable at any time until November 21, 2007.

     The Company does not know of any arrangement or pledge of its securities by persons now considered in control of the Company that might result in a change of control of the Company.

EQUITY-BASED AWARDS
-------------------

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


     Except as described above, the Company has not granted any equity based awards to its officers, directors, employees and consultants. Further, it has no equity based compensation plans established for that purpose.

Item 12.    Certain Relationships and Related Transactions.

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

     During 2004, 2003 and 2002, the Company utilized the office space of its general counsel at no cost to the Company. The amount of office space utilized by the Company is considered insignificant.

 Item 13.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

               Exhibits

               3    Certificate of Incorporation and Amendments thereto (1)

               3(A) By-Laws (1)

               11.  Statement  Re:   Computation  of  Earnings  per  share  (see
                    "Financial Statements").

               14   Code of Ethics (4)

               21   Subsidiaries of Registrant (2)

               31 Chief Executive Officer and Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification (5)

               32 Chief Executive Officer and Chief Financial Officer Section 1350 Certification (5)

               99   Form of Warrants granted to Morry Rubin and George Rubin (3)

               99.1 Form of Warrant granted to Stacy Goldberg (3)

               99.2 Form of Warrant granted to Lester Morse and Steven Morse (3)

_________-
(1) Exhibits 3 and 3(A) are incorporated by reference from Registration No. 99080 which were filed in a Registration Statement on Form S-18.

(2) The Company had no active subsidiaries during the year ended December 31, 2004.

(3) Incorporated by reference to the Company's Form 10-K for its fiscal year ended December 31, 1997.

(4) Incorporated by reference to the Company's Form 10-K for its fiscal year ended December 31, 2003.

(5)  Filed herewith.

Item 14.    Principal Accountant Fees and Services.

            Audit Fees

     For the fiscal year ended December 31, 2004, the aggregate fees billed for professional services rendered by Miller, Ellin & Co. ("independent auditors") for the audit of the Company's annual financial statements and the reviews of its financial statements included in the Company's quarterly reports totaled approximately $10,856.


Financial Information Systems Design and Implementation Fees

     For the fiscal year ended December 31, 2004, there were $-0- in fees billed for professional services by the Company's independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

     For the fiscal year ended December 31, 2004, there was $1,359 in fees and computer processing billed for preparation of corporate tax returns rendered by the Company's independent auditors.

                                   SIGNATURES

     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          NATIONAL DIVERSIFIED SERVICES, INC.


                                          BY: /s/ George Rubin
                                             -----------------
                                             George Rubin, Chairman of the Board


Dated: March 29, 2005


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                             Title                              Date


                                    President, Chief
                                    Executive Officer,
                                    Treasurer, Principal
                                    Financial and
/s/ Morry Rubin                     Accounting Officer           March 29, 2005
---------------                     and Director
MORRY RUBIN



/s/ Stacy Goldberg                  Director and Secretary       March 29, 2005
------------------
STACY GOLDBERG


/s/ George Rubin                    Chairman of the Board        March 29, 2005
----------------
GEORGE RUBIN