Form 10QSB
period 2005-03-31
NATIONAL DIVERSIFIED SERVICES INC
filed 2005-05-16
CIK 772784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2005
                                       OR
[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

Commission File Number:  2-99080

                       NATIONAL DIVERSIFIED SERVICES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

      Delaware                                                        11-2820379
---------------------------------------                     --------------------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)

c/o Morse & Morse, PLLC
1400 Old Country Road, Suite 302
Westbury, NY                                                             11590
---------------------------------------                               ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number,
including area code:                                              (516) 487-1419

                                 Not Applicable
                     --------------------------------------
                    (Former name, former address and former
                   fiscal year if changed Since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes_x_  No__.

6,548,870 Common Shares, $.001 par value were issued and outstanding at March 31, 2005.
---------

                       NATIONAL DIVERSIFIED SERVICES, INC.
                       -----------------------------------

                                      INDEX
                                      -----

                                                                    Page Number
                                                                    -----------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

           Consolidated Balance Sheets
            March 31, 2005 (Unaudited) and
            December 31, 2004                                             3

           Consolidated Statement of Operations
            Three Months ended March 31,
            2005 and March 31, 2004 (Unaudited)                           4

           Consolidated Statement of Stockholders' Equity                 5

           Consolidated Statement of Cash Flows
            Three Months Ended March 31, 2005 and
            March 31, 2004 (Unaudited)                                    6

           Notes to Financial Statements (Unaudited)                      7

         Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                     8

PART II. OTHER INFORMATION                                                9

SIGNATURES                                                               10

                 NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                            MARCH 31,            DECEMBER 31,
                                                                              2005                   2004
                                                                           (Unaudited)             (Audited)
                                                                           -----------           -----------
CURRENT ASSETS
   Cash and cash equivalents                                               $   72,966            $   77,808
   Securities available-for-sale                                              109,632               109,524
                                                                           -----------           -----------
                  Total assets                                             $  182,598            $  187,332
                                                                           ===========           ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                   $   73,442            $   68,409
                                                                           -----------           -----------
                  Total liabilities                                            73,442                68,409
                                                                           -----------           -----------

COMMITMENTS

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value;
     Authorized - 30,000,000 shares; issued and
     outstanding - 6,548,870 shares                                             6,549                 6,549
   Additional paid-in capital                                                 705,755               705,755
   Accumulated deficit                                                       (599,362)             (590,758)
   Accumulated other comprehensive loss                                        (3,786)               (2,623)
                                                                           -----------           -----------
     Total stockholders' equity                                               109,156               118,923

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  182,598            $  187,332
                                                                           ===========           ===========

    See accompanying notes to consolidated financial statements (unaudited).

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                               THREE MONTHS
                                                                                   ENDED
                                                                                 MARCH 31,
                                                                                 ---------
                                                                           2005            2004
                                                                         -----------    ----------
REVENUES                                                                 $    1,667     $   1,459
                                                                         -----------    ----------
GENERAL AND ADMINISTRATIVE
   EXPENSES                                                                  10,271         7,218

NET LOSS                                                                     (8,604)       (5,759)

OTHER COMPREHENSIVE GAIN (LOSS), NET OF TAX:
   Unrealized gains/(losses) on securities:
     Unrealized holding gain/(loss) arising during period                    (1,163)          402
                                                                         -----------    ----------
COMPREHENSIVE LOSS                                                       $   (9,767)    $  (5,357)
                                                                         ===========    ==========

BASIC AND DILUTED NET LOSS PER SHARE                                            NIL           NIL


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                             6,548,870     6,548,870
                                                                         ===========    ==========

    See accompanying notes to consolidated financial statements (unaudited).

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENT OF
                              STOCKHOLDERS' EQUITY


                                                                                                    ACCUMULATED
                                                                  ADDITIONAL                          OTHER
                                           COMMON STOCK            PAID-IN          ACCUMULATED    COMPREHENSIVE
                                       SHARES        AMOUNT        CAPITAL            DEFICIT          LOSS          TOTAL
                                     ----------     -----------  ------------       ----------      ----------    -----------
BALANCE AT DECEMBER 31, 2004
   (Audited)                         6,548,870      $    6,549   $   705,755        $(590,758)      $  (2,623)    $  118,923
                                     ----------     -----------  ------------       ----------      ----------    -----------
COMPREHENSIVE LOSS (Unaudited):
   Net loss                                  -               -             -           (8,604)              -         (8,604)
   Other comprehensive loss,
    net of tax:
     Unrealized loss on securities:
       Unrealized holding loss arising
         during the period                   -               -             -                -          (1,163)        (1,163)
                                     ----------     -----------  ------------       ----------      ----------    -----------
       Total comprehensive loss              -               -             -           (8,604)         (1,163)        (9,767)
                                     ----------     -----------  ------------       ----------      ----------    -----------
BALANCE AT MARCH 31, 2005
   (Unaudited)                       6,548,870      $    6,549   $   705,755        $(599,362)      $  (3,786)    $  109,156
                                     ==========     ===========  ============       ==========      ==========    ===========

    See accompanying notes to consolidated financial statements (unaudited).

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                THREE
                                                                                            MONTHS ENDED
                                                                                              MARCH 31,
                                                                                        2005            2004
                                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $   (8,604)    $   (5,759)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Changes in assets and liabilities:
         Accounts payable and accrued expenses                                             5,033          3,939
                                                                                      -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                                     (3,571)        (1,820)
                                                                                      -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available-for-sale                                             (1,271)        (1,272)
                                                                                      -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                                     (1,271)        (1,272)
                                                                                      -----------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                   (4,842)        (3,092)

CASH AND CASH EQUIVALENTS - beginning                                                     77,808         97,682
                                                                                      -----------    -----------
CASH AND CASH EQUIVALENTS - ending                                                    $   72,966     $   94,590
                                                                                      ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                                         $      228     $      342
                                                                                      ===========    ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Unrealized gain/(loss) on securities available-for-sale                            $   (1,163)    $      402
                                                                                      ===========    ===========

    See accompanying notes to consolidated financial statements (unaudited).

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (UNAUDITED)




NOTE 1 -  BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements do not include all disclosures required to be included in a complete set of financial statements prepared in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) that are considered necessary for a fair presentation have been included. The results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB filed on March 29, 2005 for the year ended December 31, 2004.


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

Item 2.    Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
           -----------------------------------------------------------

Results of Operations

     During the three months ended March 31, 2005, the Company had no revenues other than investment income since the Company terminated its import and sale business operations in 1990. The Company is presently exploring various business opportunities that may be available to it. No assurances can be given that the Company will be successful in completing a transaction to acquire an operating business.

     During the three months ended March 31, 2005, there were no material changes in the financial condition of the Company other than a net loss of $9,767 as compared to a net loss of $5,357 for the comparable period of the prior year. Further, because the Company lacks any current business activities or operations, other than searching for a new business opportunity or merger candidate, there are no trends or uncertainties that have had or are reasonably expected to have a material favorable or unfavorable impact on revenues or income (loss) from continuing operations. Further, there are no unusual or infrequent events or transactions or any significant economic changes that materially effected the amount of reported income (loss) from continuing operations.

Liquidity and Capital Resources

     Financing of the Company's activities has been provided from the December 1986 initial public offering of its securities for cash amounting to a net of approximately $600,000. At March 31, 2005, the Company's working capital amounted to $109,156 with cash and cash equivalents and securities available for sale aggregating $182,598. Management believes that its cash assets are adequate to meet the Company's short term and long term liquidity and cash requirements until such time, if ever, as the Company completes a transaction to establish an operating business.

     The Company has been unable to find a suitable business opportunity or merger candidate over the last ten years. Such opportunities may be limited due to the lack of adequate cash resources available or because the Company's common stock has no active and established trading market. Nevertheless, Management is continuing to explore various business opportunities that may be available to it. As of the filing date of this Form 10-QSB, there are no known trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Registrant's liquidity increasing or decreasing in any material way. Further, at the present time, the Company has no commitments for capital expenditures and does not anticipate same until it establishes a business or acquires an operating business, of which there can be no assurances given.

Item 3.  Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent quarter. There have been no changes in the Company's disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation.

     Management has not yet completed, and is not yet required to have completed, its assessment of the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.

                       NATIONAL DIVERSIFIED SERVICES, INC.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:

         None

Item 2.  Changes in Securities:

         None

Item 3.  Defaults Upon Senior Securities:

         None

Item 4.  Submission of Matters to a Vote of Security Holders:

         None

Item 5. Other Information: The Company is deeply saddened by the April 11, 2005 death of Stacy Goldberg, a director of the Company. She was the daughter of George Rubin and sister of Morry F. Rubin. There are no current plans to fill her vacancy on the Board.

Item 6.  Exhibits:

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

          99.1 Form of Warrant granted to Stacy Goldberg (3)

          99.2 Form of Warrant granted to Lester Morse and Steven Morse (4)

-----------
*    Filed herewith

(1) Exhibits 3 and 3(A) are incorporated by reference from Registration No. 99080 which were filed in a Registration Statement on Form S-18.
(2)  The Company had no active subsidiaries.

                       NATIONAL DIVERSIFIED SERVICES, INC.
                       -----------------------------------


                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    NATIONAL DIVERSIFIED SERVICES, INC.
                                    -----------------------------------
                                    (Registrant)

Dated: May 16, 2005                 /s/Morry Rubin
                                    --------------
                                    Morry Rubin, President, Chief Executive,
                                    Financial and Accounting Officer