Form 10QSB
period 2005-06-30
NATIONAL DIVERSIFIED SERVICES INC
filed 2005-08-19
CIK 772784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2005
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number: 2-99080

                       NATIONAL DIVERSIFIED SERVICES, INC.
                       -----------------------------------
                 (Name of Small Business Issuer in its Charter)



          Delaware                                      11-2820379
         --------                                    -------------
State or other jurisdiction of           I.R.S. Employer Identification Number
incorporation or organization


             201 Circle Drive North, Suite 112, Piscataway, NJ 08854
             -------------------------------------------------------
                     (Address of principal executive office)

                    Issuer's telephone number: (732) 356-9555


  c/o Morse & Morse, PLLC, 1400 Old Country Road, Suite 302, Westbury, New York
 ------------------------------------------------------------------------------
         (Former name or former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes_x_ No__.

88,488,700 Common Shares, $.001 par value were issued and outstanding at August 18, 2005.

                       NATIONAL DIVERSIFIED SERVICES, INC.


                                      INDEX
                                      -----

                                                                    Page Number
                                                                    -----------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

           Consolidated Balance Sheets
            June 30, 2005 (Unaudited) and
            December 31, 2004                                             3

           Consolidated Statement of Operations
            Six and Three Months ended June 30,
            2005 and 2004 (Unaudited)                                     4

           Consolidated Statement of Stockholders' Equity                 5

           Consolidated Statement of Cash Flows
            Six Months Ended June 30, 2005 and
            March 31, 2004 (Unaudited)                                    6

           Notes to Financial Statements (Unaudited)                      7

         Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                     8

PART II. OTHER INFORMATION                                                9

SIGNATURES                                                               10

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                                       JUNE 30,            DECEMBER 31,
                                                                                         2005                  2004
                                                                                      (Unaudited)           (Audited)
                                                                                    ----------------     ----------------
CURRENT ASSETS
   Cash and cash equivalents                                                        $        70,066      $        77,808
   Securities available-for-sale                                                            111,971              109,524
                                                                                    ----------------     ----------------
                  Total assets                                                      $       182,037      $       187,332
                                                                                    ================     ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                            $        76,868      $        68,409
                                                                                    ----------------     ----------------
                  Total liabilities                                                          76,868               68,409
                                                                                    ----------------     ----------------

COMMITMENTS

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value;
     Authorized - 30,000,000 shares; issued and
     outstanding - 6,548,870 shares                                                           6,549                6,549
   Additional paid-in capital                                                               705,755              705,755
   Accumulated deficit                                                                     (599,362)            (590,758)
   Accumulated other comprehensive loss                                                      (2,723)              (2,623)
                                                                                    ----------------     ----------------
     Total stockholders' equity                                                             109,156              118,923

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $       182,037      $       187,332
                                                                                    ================     ================


    See accompanying notes to consolidated financial statements (unaudited).

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           SIX                                  THREE
                                                                      MONTHS ENDED                          MONTHS ENDED
                                                                          JUNE 30,                             JUNE 30,
                                                           ----------------------------------    ----------------------------------
                                                                  2005             2004                2005               2004
                                                           ----------------  ----------------    ----------------  ----------------
REVENUES                                                   $         3,412   $         2,835     $         1,745   $         1,376

GENERAL AND ADMINISTRATIVE
   EXPENSES                                                         17,066            11,342               6,795             4,124
                                                           ----------------  ----------------    ----------------  ----------------
NET LOSS                                                           (13,654)           (8,507)             (5,050)           (2,748)

OTHER COMPREHENSIVE GAIN (LOSS), NET OF TAX:
   Unrealized gains/(losses) on securities:
     Unrealized holding gain/(loss)
       arising during period                                          (100)           (2,131)             (1,063)           (2,533)
                                                           ----------------  ----------------    ----------------  ----------------
COMPREHENSIVE LOSS                                         $       (13,754)  $       (10,638)    $        (3,987)  $        (5,281)
                                                           ================  ================    ================  ================

BASIC AND DILUTED NET LOSS PER SHARE                                   NIL               NIL                 NIL               NIL


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                    6,548,870         6,548,870           6,548,870         6,548,870
                                                           ================  ================    ================  ================

    See accompanying notes to consolidated financial statements (unaudited).

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENT OF
                              STOCKHOLDERS' EQUITY

                                                                                                    ACCUMULATED
                                                                   ADDITIONAL                          OTHER
                                           COMMON STOCK            PAID-IN          ACCUMULATED    COMPREHENSIVE
                                       SHARES        AMOUNT        CAPITAL            DEFICIT          LOSS          TOTAL
                                   ------------    ------------  ------------     ------------    ------------   ------------
BALANCE AT DECEMBER 31, 2004
   (Audited)                         6,548,870     $     6,549   $   705,755      $  (590,758)    $    (2,623)   $   118,923
                                   ------------    ------------  ------------     ------------    ------------   ------------
COMPREHENSIVE LOSS (Unaudited):
   Net loss                                  -               -             -          (13,654)              -        (13,654)
   Other comprehensive loss,
    net of tax:
     Unrealized loss on securities:
       Unrealized holding loss arising
         during the period                   -               -             -                -            (100)          (100)
                                   ------------    ------------  ------------     ------------    ------------   ------------
       Total comprehensive loss              -               -             -           (8,604)         (1,163)        (9,767)
                                   ------------    ------------  ------------     ------------    ------------   ------------
BALANCE AT JUNE 30, 2005
   (Unaudited)                       6,548,870     $     6,549   $   705,755      $  (604,412)    $    (2,723)   $   105,169
                                   ============    ============  ============     ============    ============   ============

    See accompanying notes to consolidated financial statements (unaudited).

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                   SIX
                                                                                               MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                           2005              2004
                                                                                    ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $       (13,654)     $        (8,507)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Changes in assets and liabilities:
         Accounts payable and accrued expenses                                                8,459                 (754)
                                                                                    ----------------     ----------------
NET CASH USED IN OPERATING ACTIVITIES                                                        (5,195)              (9,261)
                                                                                    ----------------     ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available-for-sale                                                (2,547)              (2,476)
                                                                                    ----------------     ----------------
NET CASH USED IN INVESTING ACTIVITIES                                                        (2,547)              (2,476)
                                                                                    ----------------     ----------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                      (7,742)             (11,737)
CASH AND CASH EQUIVALENTS - beginning                                                        77,808               97,682
                                                                                    ----------------     ----------------
CASH AND CASH EQUIVALENTS - ending                                                  $        77,808      $        85,945
                                                                                    ================     ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                                       $           228      $           342
                                                                                    ================     ================
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Unrealized gain/(loss) on securities available-for-sale                          $          (100)     $        (2,131)
                                                                                    ================     ================

    See accompanying notes to consolidated financial statements (unaudited).

              NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements do not include all disclosures required to be included in a complete set of financial statements prepared in conformity with U.S. generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) that are considered necessary for a fair presentation have been included. The results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB filed on March 29, 2005 for the year ended December 31, 2004.

NOTE 2 - NATURE OF BUSINESS

The Company was organized under the laws of the State of Delaware on May 30, 1985 and was in the development stage until 1989. During November 1989, the Company began setting up operations to import to the United States products for sale principally to the hardware and construction markets. Two wholly-owned subsidiaries were formed to conduct these operations. The Company commenced operations during the first three months of 1990 and began billing its customers in April 1990. Billings to customers ended in June 1990 and the Company terminated its import business. As set forth in Note 5 the Company consummated a merger on August 9, 2005.

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

NOTE 5 - SUBSEQUENT EVENTS

On August 4, 2005, the Company entered into an Agreement and Plan of Merger (the "Agreement") with NADS Acquisition Corp., a wholly owned subsidiary of the Company ("NADS"), The Certo Group, Inc., a Delaware corporation ("Certo") and Dominic Certo, the sole shareholder of Certo (the "Certo Shareholder"), which closed on August 9, 2005. Pursuant to the Agreement, Certo merged into NADS. As consideration for the merger of Certo into NADS, the Company issued 79,639,830 shares of the Company's common stock to the Certo Shareholder.

On August 4, 2005, the Company entered into a Consulting Agreement with George Rubin and with Morry F. Rubin (collectively, the "Consultants"), pursuant to which the Consultants would provide advice to the Company in connection with general business consulting services for a term of one year. In consideration for the services to be provided, the Company has agreed to pay the Consultants an aggregate fee of $85,000 and provide them with anti-dilution protection in connection with certain issuances of equity by the Company. In addition, the Company has granted the Consultants and certain other shareholders with registration rights.

On July 1, 2005, the Company executed a Letter of Intent with the Certo Group LLC to consummate a merger. Under the terms of the Letter of Intent, the Company would acquire 100% of the Certo Group LLC in a stock for stock exchange in which the owner of the Certo Group LLC would acquire a controlling interest of up to 90% in the Company. Upon the completion of the transaction, the current stockholders of the Company would own 10% of the Company's outstanding common stock on a fully diluted basis. The Certo Group LLC operates restaurant and vending operations for its customers throughout the United States.

On July 20, 2005, the Board of Directors authorized the payment of $69,000 to certain members of management and attorneys for services rendered. Additionally, in lieu of cash payments, the Board approved the exercise of 2,300,000 warrants exercisable at $0.03 per share held by them.

On July 26, 2005, the Company obtained the consent of the majority of its shareholders to amend the Company's Articles of Incorporation and increase the authorized number of shares to 100,000,000 from 30,000,000.

On July 26, 2005, the Company formed a wholly owned subsidiary NADS Acquisition Corp.

                       NATIONAL DIVERSIFIED SERVICES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

During the six months ended June 30, 2005, the Company had no revenues other than investment income since the Company terminated its import and sale business operations in 1990. As discussed in the section entitled "Subsequent Events" below, on August 9, 2005 the Company consummated a merger.

During the six months ended June 30, 2005, there were no material changes in the financial condition of the Company other than a net loss of $13,654 as compared to a net loss of $8,507 for the comparable period of the prior year. Further, because the Company lacks any current business activities or operations, other than searching for a new business opportunity or merger candidate, there are no trends or uncertainties that have had or are reasonably expected to have a material favorable or unfavorable impact on revenues or income (loss) from continuing operations. Further, there are no unusual or infrequent events or transactions or any significant economic changes that materially effected the amount of reported income (loss) from continuing operations.

Liquidity and Capital Resources

Financing of the Company's activities has been provided from the December 1986 initial public offering of its securities for cash amounting to a net of approximately $600,000. At June 30, 2005, the Company's working capital amounted to $105,169 with cash and cash equivalents and securities available for sale aggregating $182,037. Management believes that its cash assets are adequate to meet the Company's short term and long term liquidity and cash requirements until such time, if ever, as the Company completes a transaction to establish an operating business.

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

Subsequent Events

On August 4, 2005, the Company entered into an Agreement and Plan of Merger (the "Agreement") with NADS Acquisition Corp., a wholly owned subsidiary of the Company ("NADS"), The Certo Group, Inc., a Delaware corporation ("Certo") and Dominic Certo, the sole shareholder of Certo (the "Certo Shareholder"), which closed on August 9, 2005. Pursuant to the Agreement, Certo merged into NADS. As consideration for the merger of Certo into NADS, the Company issued 79,639,830 shares of the Company's common stock to the Certo Shareholder.

On August 4, 2005, the Company entered into a Consulting Agreement with George Rubin and with Morry F. Rubin (collectively, the "Consultants"), pursuant to which the Consultants would provide advice to the Company in connection with general business consulting services for a term of one year. In consideration for the services to be provided, the Company has agreed to pay the Consultants an aggregate fee of $85,000 and provide them with anti-dilution protection in connection with certain issuances of equity by the Company. In addition, the Company has granted the Consultants and certain other shareholders with registration rights.

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

None

Item 3. Defaults Upon Senior Securities:

None

Item 4. Submission of Matters to a Vote of Security Holders:

On July 26, 2006 a majority of stockholders of the Company ratified by action taken in lieu of a meeting, an amendment to the Company's Certificate of Incorporation. Said amendment approved an increase in the authorized number of common shares from 30,000,000 shares to 100,000,000 shares, $.001 par value.

Item 5. Other Information:

None

Item 6. Exhibits:

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

                       NATIONAL DIVERSIFIED SERVICES, INC.
                                  (Registrant)





Dated: August 19, 2005              /s/Dominic Certo
                                    --------------
                                    Dominic Certo, Chief Executive
                                    Officer
                                    and Chief Financial Officer