Form 10QSB
period 2005-09-30
NATIONAL DIVERSIFIED SERVICES INC
filed 2005-11-22
CIK 772784

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2005
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number: 2-99080

                              THE CERTO GROUP CORP.

                 (Name of Small Business Issuer in its Charter)



          Delaware                                      11-2820379
         --------                                    -------------
State or other jurisdiction of           I.R.S. Employer Identification Number
incorporation or organization


             201 Circle Drive North, Suite 112, Piscataway, NJ 08854
                     (Address of principal executive office)

                    Issuer's telephone number: (732) 356-9555


                       National Diversified Services, Inc.
          (Former name or former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes_x_ No__.

17,697,740 Common Shares, $.001 par value were issued and outstanding at November 21, 2005.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

                            FINANCIAL STATEMENT INDEX

     Consolidated Balance Sheets at September 24, 2005 (Unaudited)                          1

     Consolidated Statements of Operations for the Three Months and Nine Months             2
        Ended September 24, 2005 and September 25, 2004 (Unaudited)

     Consolidated Statements of Cash Flows for the Nine Months                              3
        Ended September 24, 2005 and September 25, 2004 (Unaudited)

     Notes to Financial Statements                                                          4

                     THE CERTO GROUP CORP. AND SUBSIDIARIES
         (FORMERLY NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES)
                           Consolidated Balance Sheet




                                                                                                September 24, 2005
                                                                                                    (Unaudited)
                                     Assets

     Current Assets:
     Cash and cash equivalents                                                                  $       85,571
     Accounts receivable, net of allowance for doubtful accounts of $82,000                            336,563
     Inventories                                                                                       346,513
     Prepaid expenses and other current assets                                                         257,247
                                                                                                ---------------
     Total Current Assets                                                                            1,025,894
                                                                                                ---------------

     Property and Equipment, net of
     accumulated depreciation and amortization                                                       1,129,844
                                                                                                ---------------

     Other Assets:
     Intangible assets                                                                                 154,228
     Security deposits                                                                                 185,051
                                                                                                ---------------
     Total Other Assets                                                                                339,279
                                                                                                ---------------

     Total Assets                                                                               $    2,495,017
                                                                                                ===============

                              Liabilities and Stockholders' Deficiency

     Current Liabilities:
     Current portion of notes payable                                                           $    1,049,594
     Accounts payable and accrued expenses                                                           1,077,694
     Notes payable - stockholder                                                                       504,657
                                                                                                ---------------
     Total Current Liabilities                                                                       2,631,945
                                                                                                ---------------

     Long-Term Liabilities:
     Notes payable - less current portion                                                              976,943
                                                                                                ---------------
     Total Long-Term Liabilities                                                                       976,943
                                                                                                ---------------

     Total Liabilities                                                                               3,608,888
                                                                                                ---------------

     Commitments and Contingencies

     Stockholders' Deficiency:
     Common Stock, $.001 par value; Authorized - 100,000,000 shares;
      issued and outstanding - 17,697,740 shares                                                        17,698
     Additional paid-in capital                                                                        378,152
     Accumulated deficit                                                                            (1,509,721)
                                                                                                ---------------
     Total Stockholders' Deficiency                                                                 (1,113,871)
                                                                                                ---------------

     Total Liabilities and Stockholders' Deficiency                                             $    2,495,017
                                                                                                ===============

    The accompanying notes are an integral part of the consolidated financial statements. All share and per share amounts have been adjusted to reflect the one for five reverse stock split in November 2005.

                     THE CERTO GROUP CORP. AND SUBSIDIARIES
         (FORMERLY NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES)
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                               Three Months Ended                     Nine Months Ended
                                                       -----------------------------------    -----------------------------------
                                                           September 24,     September 25,          September 24,    September 25,
                                                             2005              2004                 2005              2004
                                                       -----------------------------------    -----------------------------------

          Net Sales                                    $       2,479,110     $  2,293,395     $       7,440,203   $    7,162,629

          Cost of sales                                        2,235,463        1,902,264             6,525,046        6,043,835
                                                       -----------------------------------    -----------------------------------

          Gross Profit                                           243,647          391,131               915,157        1,118,794
                                                       -----------------------------------    -----------------------------------

          Operating Expenses:
          Selling, general and administrative expenses           620,531          415,798             1,779,807        1,350,710
                                                       -----------------------------------    -----------------------------------

          Loss from Operations                                  (376,884)         (24,667)             (864,650)        (231,916)
                                                       -----------------------------------    -----------------------------------

          Other Income (Expense):
          Other income                                            22,039            3,878                19,329           93,796
          Interest expense                                       (82,044)          (9,740)             (170,652)         (18,455)
                                                       -----------------------------------    -----------------------------------
          Total other income (expense)                           (60,005)          (5,862)             (151,323)          75,341
                                                       -----------------------------------    -----------------------------------

          Net loss                                     $        (436,889)    $   (30,529)     $      (1,015,973)  $     (156,575)
                                                       ===================================    ===================================


          Basic loss per common share                  $           (0.03)    $         -      $           (0.06)  $        (0.01)
                                                       ===================================    ===================================

          Weighted average number of
          common shares outstanding                           17,697,740       15,927,966            17,697,740       15,927,966
                                                       ===================================    ===================================


          The accompanying notes are an integral part of the consolidated financial statements. All share and per share amounts have been adjusted to reflect the one for five reverse stock split in November 2005.

                     THE CERTO GROUP CORP. AND SUBSIDIARIES
         (FORMERLY NATIONAL DIVERSIFIED SERVICES, INC AND SUBSIDIARIES)
                      Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                                                              Nine Months Ended
                                                                                    --------------------------------------
                                                                                     September 24,        September 25,
                                                                                          2005                 2004
                                                                                    ------------------   -----------------

          Cash Flows from Operating Activities:
          Net loss                                                                  $      (1,015,973)   $       (156,575)
          Adjustments to reconcile net loss to net cash
          used in operating activities:
          Depreciation and amortization                                                       181,253              93,660
          Provision for doubtful accounts                                                      82,000                   -
          Changes in Operating Assets and Liabilities:
          Accounts receivable                                                                  49,445              44,111
          Inventories                                                                         (70,771)            (11,198)
          Prepaid expenses and other current assets                                          (322,987)            (37,339)
          Security deposits                                                                  (161,567)             (1,000)
          Accounts payable and accrued expenses                                                10,050             (81,708)
                                                                                    ------------------   -----------------
          Net Cash Used in Operating Activities                                            (1,248,550)           (150,049)
                                                                                    ------------------   -----------------

          Cash Flows from Investing Activities:
          Payments for purchase of equipment                                                  (67,621)            (36,293)
          Net payments under asset purchase agreement                                        (154,228)                  -
                                                                                    ------------------   -----------------
          Net Cash Used in Investing Activities                                              (221,849)            (36,293)
                                                                                    ------------------   -----------------

          Cash Flows from Financing Activities:
               Payments on notes payable                                                     (317,713)           (127,092)
               Proceeds from notes payable                                                  1,767,029                   -
               Proceeds from notes from stockholder                                            58,269             301,077
               Proceeds from issuance of common stock                                           1,000                   -
                                                                                    ------------------   -----------------
          Net Cash Provided by Financing Activities                                         1,508,585             173,985
                                                                                    ------------------   -----------------

          Net Increase (Decrease) in Cash and Cash Equivalents                                 38,186             (12,357)

          Cash and Cash Equivalents at Beginning of the Period                                 47,385              36,996
                                                                                    ------------------   -----------------

          Cash and Cash Equivalents at End of the Period                            $          85,571             $24,639
                                                                                    ==================   =================

          Supplemental Disclosures for Cash Flow Information:
          Cash paid during the period for interest                                  $         170,652    $         18,455
                                                                                    ==================   =================
          Cash paid during the period for taxes                                     $               0    $              0
                                                                                    ==================   =================

          Non Cash Investing and Financing Activities:
          Acquired equipment for notes payable                                      $         242,178    $              0
                                                                                    ==================   =================

         The accompanying notes are an integral part of the consolidated financial statements. All share and per share amounts have been adjusted to reflect the one for five reverse stock split in November
                                      2005.

NOTE 1 - BASIS OF PRESENTATION AND PRINCIPAL BUSINESS ACTIVITY

     The accompanying interim consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period.

     The Company provides direct food service management services consisting of restaurant and vending operations throughout the United States of America. In addition, the Company is paid guaranteed revenues under contracts to operate vending and ATM machines at their restaurant locations.

NOTE 2 -  MERGER

     On August 4, 2005, The Certo Group Inc. ("TCG") with its wholly owned subsidiary The Certo Group LLC ("LLC") entered into an Agreement and Plan of Merger ("the Agreement") with NADS Acquisition Corp ("NADS"), a wholly owned subsidiary of National Diversified Services, Inc. Pursuant to the Agreement, which closed on August 9, 2005, TCG was merged into NADS. As consideration for the merger of the Company into NADS, National Diversified Services, Inc. issued 15,927,966 post-split shares of its common stock to TCG's sole shareholder. The above companies are collectively referred to as ("the Company").

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America and include the accounts of National Diversified Services, Inc., NADS, TCG and LLC. Intercompany accounts are eliminated in consolidation.

Fiscal Year

     The Company uses a 4/4/5 week reporting period ending on the last Saturday of the month in which the fiscal period ends.

Use of Estimates

     Preparing the Company's financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

     The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents.

Fair Value of Financial Instruments

     The Company's financial instruments are cash and cash equivalents, accounts receivable, accounts payable, and notes payable. The recorded values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values based on their short-term nature. The recorded values of notes payable approximate their fair values, as interest approximates market rates.

Concentrations of Credit Risk

     Financial instruments subject the Company to concentrations of credit risk. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limits. With respect to accounts receivable, the Company limits credit risk by performing ongoing credit evaluations. Management does not believe significant risk exists in connection with the Company's concentrations of credit at September 24, 2005.

Accounts Receivable

     The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented on the consolidated balance sheet net of an allowance for doubtful accounts of $82,000 at September 24, 2005.

Inventories

     Inventories consist of food and related supplies. Inventories are recorded at the lower of cost (utilizing a method approximating first-in, first out method) or market value.

Property and Equipment

     Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated useful lives for significant property and equipment categories are as follows:

      Computers and restaurant equipment           3 to 15 years
      Furniture and fixtures                       5 years
      Vehicles                                     5 years

Deferred Financing Costs

     Deferred financing costs represent legal and other fees associated with the issuance of the Company's debt and are being amortized over the term of the related debt.

Intangible Assets

     Intangible assets include goodwill and certain intangible property rights. Goodwill represents the excess of cost over the fair value of net identifiable assets acquired through the Company's various business acquisitions. The cost of acquired entities at the date of acquisition is allocated to identifiable assets and the excess of the total purchase price over the amounts assigned to identifiable assets is recorded as goodwill.

     The Company has adopted SFAS No. 142 "Goodwill and Other Intangible Assets". Under SFAS No. 142, management evaluates the recoverability of goodwill and other intangible assets with indefinite useful lives annually, or more frequently if events or changes in circumstances indicate that the carrying values might be impaired.

Impairment of Long-lived Assets

     The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at September 24, 2005.

Revenue Recognition

     Revenue is recognized when services are provided or when products are delivered. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue received related to products that have not yet been delivered or to services that have not yet been rendered or are subject to refund until such time that the Company and the customer jointly determine that either the product has been delivered or the services have been rendered or that no refund will be required.

Pre-opening Costs

     Pre-opening costs, which primarily consist of rental expense through the date of opening for each restaurant location, are expensed as incurred.

Advertising Costs

     Advertising costs are expensed as incurred. Advertising expense totaled $21,525 and $14,146 for the nine months ended September 24, 2005 and September 25, 2004, respectively and $3,334 and $5,962 for the three months ended September 24, 2005 and September 25, 2004, respectively.

Income Taxes

     The Company accounts for income taxes using the liability method. Under the liability method deferred taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial purposes and the amounts used for income tax purposes.

     Prior to August 9, 2005, the Company elected to be treated as a sole proprietorship under the provisions of the Internal Revenue Code and as a result, income taxes were the responsibility of the individual shareholder.

Employee Benefit Plan

     In July of 2004, the Company implemented a pension plan for its salaried employees under the provisions of Section (401-K) of the Internal Revenue Code ("the Code"). Under the plan, employees can contribute the maximum allowable under the Code and the Company will match 10% of the employee contribution up to a maximum of $500 per employee. Total expense under the plan was $4,891 and $2,060 for the nine and three months ended September 24, 2005, respectively. There was no expense for the nine and three months ended September 25, 2004.

Loss Per Share

     Basic loss per share for the nine and three months ended September 24, 2005 is computed by dividing the net loss by the weighted-average number of shares exchanged (as adjusted retroactively for the reverse split, See Note
     10) for the 1,000 TCG shares actually outstanding (15,927,966 shares of common stock plus the 1,769,774 shares of common stock owned by the existing shareholders).

     Basic loss per share for the nine and three months ended September 25, 2004 is computed by dividing the net loss by the weighted-average number of shares exchanged (as adjusted retroactively for the reverse stock split, See Note 10) for the 1,000 TCG shares actually outstanding (15,927,966 shares of common stock).

Recently Issued Accounting Pronouncements

     In December 2004, the FASB issued Statement of Financial Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123 (R)"), which is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash flows. Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure of the fair value of share-based payments is no longer an alternative to financial statement recognition. SFAS No. 123(R) is effective for small public business issuers at the beginning of the first fiscal year beginning after December 15, 2005, or effective January 1, 2006 for the Company. The Company does not expect that SFAS No. 123(R) will have a material effect on future financial statements.

     Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (SFAS 151) was issued in November 2004 and becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect that SFAS 151 will have any effect on future financial statements.

     Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (SFAS 153) was issued in December 2004 and becomes effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect that SFAS 153 will have any effect on future financial statements.

     Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154) was issued in May 2005 and becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that SFAS 154 will have any significant effect on future financial statements.

     Management does not believe that there are any other recently issued, but not yet effective, accounting pronouncements that would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at September 24, 2005:

      Computers and restaurant equipment              $       1,259,150
      Furniture and fixtures                                    202,964
      Vehicles                                                   14,075
      Leasehold improvements                                      2,400
                                                      -----------------
                                                              1,478,589
      Less accumulated depreciation                            (348,745)
                                                      -----------------
                                                      $       1,129,844
                                                      =================

NOTE 4 - NOTES PAYABLE

     Notes payable consist of the following at September 24, 2005:
     Note payable to a lending institution, is part of a $1,250,000 credit line.
$T875,000it  line bears  interest  at the rate of 7.5% over  prime.  The note is payable  interest only until March 1, 2007 when monthly  payments of $30,000 are required  through  March 1,  2010 at  which  time the  balance  becomes  due and
payable. The note is unsecured.                                                   $  875,000

Note  payable to an  investment  company.  The note is secured by  substantially
a900,000ts of the Company The note bears interest at 24% and is payable interest only.  The note will be repaid with proceeds  received  under the Standby Equity
Distribution Agreement (See Note 8).                                              $  900,000

Equipment  loan due in  monthly  installments  of $422,  including  interest  at
15.8%14,960final  payment  due in  December  2009.  The note is  secured  by the
respective equipment.                                                             $   14,960

Equipment  loan  payable in monthly  installments  of $207 plus  interest at the rate3,8420%  through  January  2008.  The  note  is  secured  by the  respective
equipment.                                                                        $    3,842

Unsecured  loan  payable  to a bank due in  monthly  installments  of $466  with
intere2,370 5.5% with final payment due February 2006.                            $    2,370

Note payable to an  individual  in  connection  with asset  purchase  agreement.
The45,109bears  interest  at the  rate  of  3.4%  and is due in  twelve  monthly
installments of $4,167, including interest. The note is unsecured.                $   45,109

Note payable to an  individual  in  connection  with asset  purchase  agreement.
Th185,256bears  interest  at  the  rate  of  3.4%  and  is  due  in  24  monthly
installments   of   $8333,   including   interest.   The   note  is   unsecured.  $  185,256


                                                                                   2,026,537
Less current portion                                                              (1,049,594)
                                                                                  ----------
Notes payable - long-term                                                         $  976,943
                                                                                  ==========


Future maturities of long-term debt as of September 24, 2005 are as follows:

     Twelve-months Ending on or about September 24,
                            2006                            $ 1,049,594
                            2007                                394,061
                            2008                                364,370
                            2009                                218,512
                                                     -------------------
                                                            $ 2,026,537
                                                     ===================


     Interest expense amounted to $170,652 and $18,455 for the nine months ended September 24, 2005 and September 25, 2004, respectively and $82,044 and $9,740 for the three months ended September 24, 2005 and September 25, 2004, respectively.


NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following at September 24, 2005:

         Accounts payable                                        $ 857,894
         Accrued payroll and payroll taxes                         203,848
         Sales taxes payable                                        15,952
                                                         -----------------
                                                                $1,077,694
                                                         =================


NOTE 6 - RELATED PARTY TRANSACTIONS

     The Company has a non-interest bearing note payable to the majority stockholder of LLC. The note payable has no specific terms of repayment. Effective January 2005, the note bears interest at 7.5% above the bank's lending rate. Total interest expense for the nine and three months ended September 24, 2005 amounted to $28,373 and $12,281, respectively. The noteholder has agreed not to demand payment prior to January 2006. The outstanding balance due under the note was $504,657 as of September 24, 2005. In addition, during the nine months ended September 24, 2005 and September 25, 2004, the Company paid $46,829 and $239,275, respectively, to an affiliated company, owned exclusively by the majority stockholder of LLC, for consulting services. At September 24, 2005 no amounts were receivable from or payable to this affiliated company.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     Leases

     The Company leases office space and various food service locations under non-cancelable operating leases that expire in various periods through August 2010. Future minimum rental payments under these leases are as follows:

              Twelve-months
              Ending Near
              September 24
              -------------
              2006                   $ 97,392
              2007                     97,392
              2008                     35,653
              2009                     34,404
              2010                     31,537
                              ----------------
                                    $ 296,378
                              ================


     Rent expense amounted to $71,681 and $35,063 for nine months ended September 24, 2005 and September 25, 2004, respectively and $24,821 and $12,109 for the three months ended September 24, 2005 and September 25, 2004, respectively.

     Consulting Agreement

     In connection with the above, the Company entered into a Consulting Agreement with George Rubin and with Morry F. Rubin (collectively, the "Consultants"), pursuant to which the Consultants would provide advice to the Company in connection with general business consulting services for a term of one year. In consideration for the services provided, the Company has agreed to pay the Consultants an aggregate fee of $85,000 and provide them with anti-dilution protection in connection with certain issuances of equity by the Company. In addition, the Company has granted the Consultants and certain other shareholders with registration rights.

     Operating Agreement

     The Company has entered into an agreement commencing on September 3, 2005 to manage and operate a cafeteria for employees and students of the International Academy of Design & Technology (the "Academy"). The agreement has an initial term of five years followed by automatic one-year renewal periods. The Company has the right to terminate the agreement at any time upon providing 45 days written notice. After the initial term, the Academy may terminate the agreement upon 90 days written notice. The Company must install all necessary equipment, which becomes the property of the Academy at the end of the term of the agreement. In connection with the agreement, the Company has entered into a five-year lease agreement for the premises. The lease required initial minimum monthly rental payments of $2,400 through August 31, 2005, followed by rental payments of $2,467 per month through August 31, 2008 and $2,867 per month through August 31, 2010.

 NOTE 8 - STOCKHOLDERS' EQUITY

     In addition to its outstanding common stock, the Company has authorized 10,000,000 shares of Series A convertible preferred stock with a par value of $.001 per share. Currently, there are no shares outstanding. Each share of preferred stock can be converted into one share of common stock and each share is entitled to one vote, voting together with the holders of shares of common stock.

     On April 28, 2005, the Company entered into a Standby Equity Distribution Agreement ("SEDA") with an Investment Company. Pursuant to the SEDA, the Company may periodically sell shares of its par $.001 value common stock, in maximum increments of $500,000 in a five-day period, to the Investment Company for a total purchase price of up to $20,000,000 or 9.9% of the then outstanding shares. For each share purchased by the Investment Company, the Company will receive 95% of the lowest volume weighted average price of the common stock as quoted by

     Bloomberg LP during the five consecutive trading days prior to the sale. Following any sale, the Company will return 10% of the proceeds received under the SEDA to the Investment Company. The 10% will be considered a cost of raising capital and will be treated as a reduction of proceeds and additional paid-in capital. The SEDA becomes effective at such time as the Company's common stock is registered with the Securities and Exchange Commission.

NOTE 9 - ASSET PURCHASE AGREEMENT

     In July and August 2005 the Company entered into an asset purchase agreement to acquire two retail businesses at a cost of approximately $400,000. In satisfaction of the purchase price, the Company made cash payments and has issued two promissory notes to a seller aggregating approximately $242,000. One of the notes, totaling approximately $193,000 and bears interest at 3.4% per annum, and is payable in 24 monthly installments that began on September 2, 2005. The other note of approximately $49,000 bears interest at 3.4% per annum, and is payable in 12 monthly installments that began on September 2, 2005.

NOTE 10 - SUBSEQUENT EVENTS

     Reverse Stock Split

     The Company filed a Certificate of Amendment to its Certificate of Incorporation that was effective November 10, 2005 to effect a reverse split of the issued and outstanding common shares of the Company, whereby every five shares of common stock held were exchanged for one share of common stock. As a result, while the authorized common stock of the Company remains at 100,000,000 shares, the issued and outstanding shares of common stock were decreased from 88,488,700 shares prior to the reverse stock split to 17,697,740 shares following the reverse stock split.

     Change of Name

     Effective November 10, 2005, the Company's name changed from National Diversified Services Inc. to The Certo Group Corp.

Item 2. Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes there to included elsewhere in this report. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

GENERAL OVERVIEW

     The Certo Group Corp. ("Certo") is a food service company, specializing in the exclusive management of in-house cafeterias, vending, catering and office coffee services to large corporate and institutional clients in the United States of America. In addition, Certo also manages retail restaurant locations under the branded name of "L.A. Cafe" .

CRITICAL ACCOUNTING POLICIES

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various others assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

     o    Allowance For Doubtful Accounts
     o    Goodwill and Other Long-Lived Assets

Allowance For Doubtful Accounts

     We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. As of September 24, 2005 and September 25, 2004, we determined that a reserve of $82,000 and $0, respectively, was required.

Goodwill and Other Long-Lived Assets

     We review the carrying value of our long-lived assets held for use whenever circumstances indicate there may be an impairment. For all long-lived assets excluding goodwill, the carrying value is considered impaired if the sum of undiscounted cash flows is less than the carrying value of the assets. If this occurs, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. The fair value is determined by applying a market-rate multiple to the estimated near-term future revenue stream expected to be produced by the asset. We have adopted SFAS No. 142, "Goodwill and Other Intangible Assets."

     Under this accounting standard, we do not amortize our goodwill but instead are required to complete an annual impairment test. For the purpose of implementing SFAS No. 142, we have designated the fourth fiscal quarter (quarter ending December) as the period of our annual test.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 24, 2005 TO THE NINE MONTHS ENDED SEPTEMBER 25, 2004

Results of Operations

Revenues

     For the nine months ended September 24, 2005, net sales were $7,440,203 as compared to $7,162,629 for the nine months ended September 25, 2004, an increase of $277,574 or 3.8%. This increase is predominantly attributable to a $570,322 (12.3%) increase in cafeteria revenues resulting from the addition of several new locations, specifically four GVA Williams accounts and the addition of the Bell South Towers Building in Jacksonville, FL. This location is one of the premiere locations in the downtown Jacksonville area. This increase was partially offset by a decrease of $330,905 in our management fee revenues from $1,485,969 for the nine months ended September 24, 2005 to $1,155,064 for the nine months ended September 24, 2004. This decrease is principally the result of management's decision to focus on the more profitable cafeteria operations. We anticipate that our catering revenue, $777,983 as compared to $786,839 will increase in the future as we expand this feature to our cafeteria customers and are able to invest in additional catering equipment. We anticipate that our revenues will continue to grow through the addition of corporate cafeteria accounts. As we continue to develop and expand our sales force we believe that our revenues will continue to grow. Although there are no assurances that additional accounts will go on-line, we currently have several new proposals outstanding and anticipate these accounts will be on-line shortly. We currently maintain a 96% retention rate for our cafeteria accounts, which is among the highest in the industry.

Gross Profit

     Gross profit for the nine months ended September 24, 2005 was $915,157 compared to a gross profit of $1,118,794 for the nine months ended September 25, 2004. As a percentage of sales, gross profit for the nine months ended September 24, 2005 was 12.3% as compared to 15.6% for nine months ended September 25, 2004. The decrease in gross profit is primarily attributable to increases in our salaries, food costs, paper goods and vehicle expenses. Our labor costs increased approximately 6.6%, to $3,063,883 for the nine months ended September 24, 2005 from $2,875,091 in for the nine months ended September 25, 2004. The increase is attributable to the addition of a District Manager and Training Supervisor which will assist us in preparing for future expansion. Our cost of food for the nine months ended September 24, 2005 was $194,539 higher than the nine months ended September 25, 2004. We believe that this increase is substantially lower than general industry increases and that the implementation, in late 2004, of our monthly competitive bidding program enabled us to minimize the impact of rising costs. Paper goods increased approximately $55,600 over the corresponding period of the prior year. This increase represents general pricing increases. We are currently investigating alternative suppliers in an attempt to control future increases. Management reviews operation reports for all of its locations on a monthly basis to enable us to react to unfavorable results in a timely manner.

Operating Expenses

     For the nine months ended September 24, 2005, selling, general and administrative expenses were $1,779,805 an increase of $429,097 or approximately 32% increase over the nine months ended September 25, 2004. The principal reason for the increase is the development of our internal infrastructure to develop and support future expansion, as well as our anticipated change to equity based financing rather than debt. During the nine months ended September 24, 2005, we added a Director of Sales to oversee our salesmen. We also have added to our corporate staff to enable us to become a more structured company. As a result of these changes our selling and administrative payroll for the nine months ended September 24, 2004 increased by approximately $232,000 over the nine months ended September 24, 2004. In addition, the raising of equity financing, our legal and accounting fees have increased by $52,000 over 2004 amounts. We have also acquired additional equipment for our new locations and as a result our depreciation and amortization for the nine months ended September 24, 2005 increased by $87,000 over the nine months ended September 25, 2004. We also improved all of our sales tools used in our proposals, including a professional grade DVD player. Our insurance expense increased by $21,000 for the nine months ended September 24, 2005 due to the addition of business interruption insurance, more vehicles and less deductible. We also implemented tighter review policies whereby expenses are reviewed by management on a monthly basis to enable us to react to adverse results. In connection with these reviews we have identified $82,000 of accounts receivable that may be uncollectible for which we have established a reserve as of September 24, 2005. We believe that as a result of our recent changes we are better prepared to meet our needs for the future.

Liquidity and Capital Resources

     As of September 24, 2004, the Company had a working capital deficit of $1,606,051. We utilized $1,248,550 in operating activities during the nine months ended September 24, 2005, which was principally due to the net loss of $(1,015,973). We used also used $221,849 in cash for business acquisitions and to acquire equipment used in our business during the period. We met our cash requirements during the year by borrowing debt in the amount of $1,449,316, net of repayments of $317,713. We also borrowed an additional $58,269 from our stockholder.

     As of September 24, 2005, we have approximately $375,000 available to us under our exiting credit line.

     While the Company has raised funds to meet its working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. Although the Company is seeking financing to support its working capital needs, the Company has no commitments or assurances that it will be successful in raising the funds required.

     The Company believes that it will be successful in meeting the working capital needs to fund the current level of operating activities, capital expenditures and debt and other obligations through the next 12 months. However, if during that period or thereafter, the Company is not successful in generating sufficient capital resources, on terms acceptable to the Company, this could have a material adverse effect on the Company's business, results of operations liquidity and financial condition.

     Typically we are required to make capital improvements to a client's facility at the start of a contract to secure an account. Historically, we have funded these expenditures from cash-flow and short-term borrowings. To the extent we are unable to be reimbursed for a part of these costs or enter into long-term contracts or is unable to retain existing clients, we could experience short-term cash-flow problems or be required to seek additional outside financing. Additional financing may not be available on favorable terms or at all.

     If in the future, if we are not capable of generating sufficient revenues from operations and its capital resources are insufficient to meet future requirements, we may have to raise funds to continue the development, commercialization, marketing and sale of our technologies.

     While its is anticipated by management that future financing needs will be provided by proceeds received under our Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. we cannot be certain that funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, its stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct its business. If we are unable to raise additional capital if required or on acceptable terms, it may have to significantly delay, scale back or discontinue its planned acquisitions or business development plans or obtain funds by entering into agreements on unattractive terms.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 24, 2005 TO THE THREE MONTHS ENDED SEPTEMBER 25, 2004

Results of Operations

Revenues

     For the three months ended September 24, 2005 net sales were $2,479,110 as compared to $2,293,395 for the three months ended September 25, 2004, an increase of $185,715 or 8.1%. This increase reflects our efforts to closely monitor our accounts; we eliminated several non-performing accounts in the later portion of 2004, which were replaced by higher quality accounts in 2005. Our cafeteria revenues increased by $330,394 (22.4%) for the three months ended September 24, 2005 as compared to the three months ended September 25, 2005. Although during the same period, our management fees decreased by $157,858 to $331,476 for the three months ended September 24, 2005 from $489,334 for the three months ended September 25, 2004. We believe our concentration on the cafeteria portion of our business will result in better performances in future periods.

Gross Profit

     Gross profit for the three months ended September 24, 2005 was $243,647 compared to $391,131 for the three months ended September 25, 2004. As a percentage of sales, gross profit for the three months ended September 24, 2005 was 9.8% as compared to 17.1% for the three months ended September 25, 2004 for a decrease of 7.3%. The principal reason for this decrease was due to a $192,074 (5.2%) increase in food costs, that were $983,010 for the three months ended September 24, 2004 as compared to $790,939 for the three months ended September 25, 2004. The increase was a result of spiraling food costs prior to the implementation of our monthly competitive bidding program in late 2004, and to a better selection of food products offered in our newer upper scale locations. In addition to our food costs, we experienced minor increases in our cost of paper products and labor. Due to the implementation of our monthly monitoring procedures we believe that we can effectively monitor and control future costs more effectively in the future.

Operating Expenses

     For the three months ended September 24, 2005 our selling, general and administrative expenses were $620,531, an increase of $204,733, or approximately 49% compared to $415,798 for the three months ended September 25, 2004. The predominant reasons for this increase result from increases in salaries, depreciation and amortization, professional fees and rent. Salaries increased by $116,024 due to the addition of several key employees including a Director of Sales, as well as additions to our corporate staff enabling us to be a more structured company. Depreciation and amortization increased by $78,132 due to the acquisition of additional property and equipment for our new locations. As a result of our anticipated change to an equity base to meet our financing need our legal and accounting fees increased $40,068 over 2004 amounts. In addition, our rent expense has increased by $23,494 due to our assumption of several leases in September 2004 as well as additional payments on existing obligations. We anticipate that we will be able to control our selling, general and administrative costs in the future as we are currently nearing completion of our internal program of developing a more sophisticated infrastructure to enable us to meet our future growth.

Off- Balance Sheet Arrangements

     The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Inflation

     The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.


Recent Accounting Pronouncements


     SFAS 123R. On March 31, 2004 the Financial Accounting Standards Board ("FASB") issued its exposure draft, "Share-Based Payments", which is a proposed amendment to SFAS 123. The exposure draft would require all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair value. The FASB issued the final standard in December 2004 that is effective for public companies for interim and annual periods beginning after December 15, 2005. The Company has not yet assessed the impact of adopting this new standard.


     SFAS 151. In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.


     SFAS 152. In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

     SFAS 153. On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

     SFAS 154. Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154) was issued in May 2005 and becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that SFAS 154 will have any significant effect on future financial statements.

     In December 2004, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions (SOP 04-2). SOP 04-2 is effective for financial statements issued for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not expect that SOP 04-2 will have any effect on future financial statements.

     Management does not believe that there are any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

TRENDS, RISKS AND UNCERTAINTIES

     We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

     We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

Potential Fluctuations in Annual Operating Results

     Our annual operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including: the demand for our products and services; seasonal trends in purchasing, the amount and timing of capital expenditures and other costs relating to the hospitality sector; price competition or pricing changes in the market; technical difficulties or system downtime; general economic conditions and economic conditions specific to the food and hospitality industry.

     Our annual results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results may fall below our expectations or those of investors in some future quarter.

Limitation of Liability and Indemnification of Officers and Directors

     Our officers and directors are required to exercise good faith and high integrity in our Management affairs. Our Articles of Incorporation provide, however, that our officers and directors shall have no liability to our shareholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our Articles and By-Laws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, the best interests of Surge, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations. To further implement the permitted indemnification, we have entered into Indemnity Agreements with our officers and directors.

Continued Control of Current Officers and Directors

     The present officers and directors own approximately 90% of the outstanding shares of Common Stock, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of The Certo Group Corp. the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights. (See Security Ownership of Certain Beneficial Owners and Management)

Management of Growth

     We may experience growth, which will place a strain on our managerial, operational and financial systems resources. To accommodate our current size and manage growth if it occurs, we must devote management attention and resources to improve our financial strength and our operational systems. Further, we will need to expand, train and manage our sales and distribution base. There is no guarantee that we will be able to effectively manage our existing operations or the growth of our operations, or that our facilities, systems, procedures or controls will be adequate to support any future growth. Our ability to manage our operations and any future growth will have a material effect on our stockholders.

Our common stock is subject to the "Penny Stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

     The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

     o that a broker or dealer approve a person's account for transactions in penny stocks; and
     o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

     In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

     o obtain financial information and investment experience objectives of the person; and
     o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

     The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

     o sets forth the basis on which the broker or dealer made the suitability determination; and
     o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

     Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

     Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Item 3. Controls and Procedures:

     a) Evaluation of Disclosure Controls and Procedures. As of September 30, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(d) and 15d-15(d) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

     b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting. The Company has not yet performed, and is not yet required to have performed, an assessment of internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings:

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

None

Item 3. Defaults Upon Senior Securities:

None

Item 4. Submission of Matters to a Vote of Security Holders:

     On October 31, 2005 a majority of stockholders of the Company ratified by action taken in lieu of a meeting, an amendment to the Company's Certificate of Incorporation. Said amendment approved a change in the name of the Company and a reverse split of the issued and outstanding common stock of the Company decreasing the numbers of common shares outstanding from 88,488,700 shares to 17,697,740 shares, $.001 par value.

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

                              THE CERTO GROUP CORP.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE CERTO GROUP CORP.
                                    (Registrant)





Dated: November 21, 2005            /s/Dominic Certo
                                    --------------
                                    Dominic Certo, Chief Executive
                                    Officer and Chief Financial Officer