Form 10KSB
period 2005-12-31
CERTO GROUP CORP.
filed 2007-05-01
CIK 772784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 002-99080

THE CERTO GROUP CORP.
(Name of small business issuer in its charter)

Delaware	11-2820379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

201 Circle Drive North, Suite 112, Piscataway, NJ 08854
(Address of principal executive office)

Issuer's telephone number: (732) 356-9555

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The issuer had revenue of $10,026,032 for the year ended December 31, 2005.

There is currently no public market for the issuer's common stock

State the number of shares outstanding of each of the registrant's classes of common equity: 17,697,740 shares issued and outstanding as of December 31, 2005.

DOCUMENTS INCORPORATED BY REFERENCE  None

FORM 10-KSB
THE CERTO GROUP CORP.
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to “The Certo Group,” “Certo,” “the Company,” “we,” “us,” and “our” refer to The Certo Group Corp.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis or Plan of Operation," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under US federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements

PART I
ITEM 1. DESCRIPTION OF BUSINESS

Organizational History

We were incorporated under the laws of the State of Delaware on May 30, 1985. On August 4, 2005, we entered into an Agreement and Plan of Merger with NADS Acquisition Corp., our wholly owned subsidiary, The Certo Group, Inc., a Delaware corporation and Dominic Certo, the sole shareholder of The Certo Group, Inc., which closed on August 9, 2005. Pursuant to the Agreement and Plan of Merger, The Certo Group, Inc merged into NADS Acquisition Corp. On November 10, 2005 we changed our name from National Diversified Services, Inc. to The Certo Group Corp.

The Certo Group, Inc. was incorporated in the state of Delaware on March 3, 2005. Dominic Certo is the sole member of The Certo Group, LLC, a New Jersey limited liability company formed on December 20, 2001 which operates the business of Certo. Certo is a food service company, specializing in the exclusive management of in-house cafeterias, vending, catering and office coffee services to large corporate and institutional clients. To a lesser degree The Certo Group, Corp. also manages retail restaurant locations. The Certo Group, Inc. operates most of its cafeterias and restaurants with the branded name of L.A. Café. L.A. Foodsisa a registered alternate name for the Company.

Overview of Business

Our primary clients are medium-size corporate accounts with annual food sales of between $100,000 and $1,000,000, which allows it to provide a wide variety of food services in a single location.  We are also afforded the opportunity to customize our services at each location to provide:

•	cafeteria services,
•	special event catering, and
•	vending and office coffee services.

At most locations, we are the exclusive provider of all available food and beverages and are responsible for hiring and training personnel.  Our on-site managers work closely with our client’s corporate officers to ensure continuing food quality and customer satisfaction.

New accounts are assigned to a member of our management who develops a comprehensive plan to meet each client’s specific needs.  After extensive interviews and on-site visits, an operating strategy is formulated to best meet the needs of our clients.  We consider various factors to maximize our profit potential without sacrificing client satisfaction, including a thorough review of:

•	labor and product costs,
•	facility and menu design,
•	training and recruiting,
•	specialized needs of the client or its employees, and
•	equipment needs.

Each location is continually reviewed to monitor client employee satisfaction, changing food requirements and quality of food and service.  Based upon reports supplied by on-site managers, additional services are added as demand changes, including catering facilities and food selection upgrades.

Client accounts are staffed by several levels of management type employees who are responsible for our client’s complete satisfaction.  We employ district managers with strong sales and administrative backgrounds who are responsible for overseeing the client accounts in their region, as well as forecasting the budget for each account and assisting the on-site management at each location.  The on-site manager is responsible for the day-to-day activities of the account and for ensuring continuing food quality and satisfaction.  In most accounts, a chef/manager will perform these duties.  The supporting personnel at each location may include:

•	an executive chef,
•	sous chef,
•	grill cook,
•	deli servers,
•	cashiers,
•	dishwashers,
•	catering personnel, and
•	general kitchen help.

We employ managers, chefs and cooks who have obtained experience from larger food service organizations, graduates of a culinary school or graduates with a degree in Hotel and Restaurant management.  Other support personnel are hired locally and trained on-site by our on-site manager, chef/managers and/or district managers. In addition, all new managers train at our headquarters prior to their commencement at one of our clients locations.

Business Strategy

We prepare all of the items on our menus fresh and believe in display or exhibition cooking. We further pride our self on creative Hollywood and celebrity type menus and upbeat cosmetics that turn a drab cafeteria into a trendy restaurant with a California theme and California cooking style. We track customer feedback with comment cards clearly displayed at the register, mystery shopper programs and in some cases surveillance by cameras. We believe in stringent accountability and follows up for budgets on a daily basis.

           Through our continuing evaluations, on-site managers strive to maintain:

•	strict cost containment policies,
•	nutritional programs for better health, and
•	facilities with state-of-the-art equipment.

After our comprehensive evaluations, each facility is reviewed with the client to select the best possible combination of food and service.  This program allows us to make rapid changes at a given location before client dissatisfaction results in a termination of a contract.  If a problem develops at a local level, management has the ability to rapidly deploy individuals specializing in the area and seek a solution.

Marketing

We selectively bid for privately owned facility contracts.  Other potential food service contracts come to our attention through:

•	mail and telephone,
•	conversations with suppliers, such as purveyors and vending machine suppliers,
•	state listings,
•	trade shows and conventions,
•	networking, and
•	client referrals.

New clients generally require that we submit a bid and make a proposal outlining a capital investment and other financial terms.  We are often required to make capital improvements to the client’s facility at the start of the contract to secure an account.  We also expends a great deal of time and effort preparing proposals and negotiating contracts.  In certain cases, a private-facility owner may choose to negotiate with us exclusively, in which case it does not have to participate in any bidding process.

           To attract office building clients, we constantly upgrade our food and customer service.  We strive to provide menu items which are healthy and higher quality than typical fast food or cafeteria style products. Our philosophy is that to the extent our client’s employees are able to satisfy their food needs at their employer’s location, the less time those employees are away from their office setting.  We believe this results in an increase in corporate and individual productivity.  Further, if we can satisfy the employees with diverse and high-quality food items, employers are often willing to subsidize a portion of the costs.

Acquisition Strategy

We believe that there are significant opportunities to further expand our business through the acquisition of companies in those industries which are compatible to the contract food service industry with higher margins on revenues.  Our officer and director are responsible for identifying, pursuing and negotiating potential acquisition candidates and integrating acquired operations.  We believe we can integrate acquired companies into our management structure and diversify operations successfully without a significant increase in general and administrative expenses.  In addition, future acquisitions are expected to enable us to lower overhead costs through centralized geographical office operations.

Major Clients and Contracts

We have a number of large, multi-year contracts.  Some of our larger contracts include:

•	Chanal,
•	AT&T,
•	Comcast,
•	N.Y. College of Podiatric Medicine,
•	St. Petersburg College,
•	Tyco,
•	Lea & Perrins,
•	Motorola, and
•	Ferrero Foods.

           None of our contracts accounted for more than 10% of our total revenue for the fiscal year ended December 31, 2005.

Seasonality

           Our food services are somewhat seasonal in nature.  Many of our corporate clients are less busy in the summer months due to the vacation schedules of their employees and shift reductions.  Special events catering tends to peak at various times of the year depending on corporate meetings, holiday parties and the frequency of special events.  We adjust our labor staffing and inventories as necessary during these periods.

Industry and Market Overview

           Technomic, a food consultant and research company, estimates that the United States food service industry is a multi-billion dollar industry, encompassing corporate services, educational markets, hospital/health care, correctional facilities, military facilities and transportation facilities.  The food service market is characterized by a large concentration of corporate and industry populations in a multitude of geographic locations.  We believe the geographic locations in which we operate contain:

•	the largest financial segment of the industry,
•	high population density,
•	numerous corporate office parks and industrial facilities, and
•	high concentration of medium-size corporations.

 Although we have a relatively small share of the food service provider market, it competes favorably with other regional food service providers and those national companies that have operations in the northeastern United States.  We believe we are able to remain competitive because of the quality, selection and value of the food and services and the concepts that it provides.

Intellectual Property

We have registered our corporate logo as a service mark on April 5, 2005 with the United States Patent and Trademark Office and trademarks for the trade names LA Café and L.A. Food Services have been granted.

Competition

The food and facilities management services business in North America comprises a large number of local, regional and national service providers. Our strongest competition comes from larger, well-capitalized participants due to their ability to provide (i) cost-effective services as a result of economies of scale, (ii) a broader range of services than local and regional participants and (iii) national coverage to large clients.

           We encounter significant competition locally and nationally in the contract food service market.  Food service companies compete for clients on the basis of:

•	quality and service standards,
•	local economic conditions,
•	innovative approaches to food service facility design, and
•	maximization of sales and price (including the making of loans, advances and investments in client facilities and equipment).

Competition may result in price reductions, decreased gross margins and loss of market share.  Certain of our competitors compete with us on a national basis and have greater financial and other resources than we have.  In addition, existing or potential clients may elect to “self operate” their food service, eliminating the opportunity for us to compete for their business.

Government Regulation

Our business is subject to various government regulations including environmental, employment, privacy and safety regulations.  In addition, our food service facilities are subject to state health department regulations, yearly health inspections, sanitation and safety standards, and state and local licensing of the sale of food products.  The cost of compliance with these various regulations is not material; however, there are no assurances that additional federal and state legislation or changes in the regulatory environment will not limit our activities in the future or increase the cost of compliance.

Employees

As of December 31, 2005 we had approximately 200 employees. We have not experienced any work stoppages, and we consider relations with our employees to be good.

Risk Factors

Risks Related to Our Business

Our success depends on our ability to retain and renew existing client contracts and if we are unable to due such it would have a significant impact on our operations.

Our success depends on our ability to retain and renew existing client contracts and to obtain and successfully negotiate new client contracts. There can be no assurance that we will be able to retain and renew existing client contracts or obtain new contracts or that such contracts will be profitable.  Our failure to retain and renew existing contracts or obtain new contracts could have a material adverse effect on our business, financial condition and results of operations.

We may not be reimbursed for investment in a client’s facility and if such funds are not reimbursed it would be a significant loss to our operations.

Typically we are required to make capital expenditures to a client’s facility at the start of a contract to secure an account, however, we will not enter into such an agreement without a minimum five year contract.  Historically, we have funded these expenditures from cashflow and short-term borrowings.  To the extent we are unable to be reimbursed for a part of these costs or enter into long-term contracts or is unable to retain existing clients, we could experience short-term cashflow problems or be required to seek additional outside financing.  Additional financing may not be available on favorable terms or at all.

We may lose customers if building owners fail to retain tenants and any loss of customers could have an impact on are overall operations.

Some of our clients consist of tenants in large office complexes and buildings in the northeastern United States.  Accordingly, we are dependent on the building owners to attract and retain quality tenants by offering competitive rental rates, favorable locations and adequate maintenance services.  To the extent these entities fail to provide a favorable rental atmosphere and retain existing tenants, we may lose customers, revenues, and potentially a food service contract irrespective of the quality of our food service facility.  If we were to lose customers due to building vacancies, it could have an adverse material effect on our operations and financial condition.

Fluctuating food prices and shortages may affect the quality and variety of food we are able to offer at a given location and deterioration of the quality and variety of our food offerings could effect our clients satisfaction.

We are subject to fluctuating food prices and availability of certain food items which varies by location.  Although we contract with our clients to allow for certain adjustments due to rising prices over a specified period of time, often times we must take a reduced margin to insure the availability of certain required food groups and avoid customer dissatisfaction.  Although most shortages last only a short period of time, shortages in certain items may adversely affect the quality and variety of food offered at a given location.

We will need to raise capital to fund our operations, and our failure to obtain funding when needed may force us to delay, reduce or eliminate acquisitions and business development plans.

We are currently contemplating the acquisition of various food service business operations and we are currently not capable of generating sufficient revenues from operations and our capital resources are insufficient to meet our needs to make such acquisitions so we will have to raise funds to continue the development, commercialization, marketing and sale of our services.

We cannot be certain that funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital if required or on acceptable terms, it may have to significantly delay, scale back or discontinue our planned acquisitions or business development plans or obtain funds by entering into agreements on unattractive terms.

We may be unable to hire and train a sufficient number of qualified workers to satisfy customer requirements.

From time to time, we must hire and train a number of qualified food service managers and temporary workers to provide food service at a new corporate location or scheduled events at other locations.  We may encounter difficulty in hiring sufficient numbers of qualified individuals to staff these events, which could have a material adverse effect on our business, financial condition and results of operations.

We may fail to compete effectively in our market and our business may suffer accordingly.

We encounter significant competition in each area of the contract food service market in which it operates.  Certain of our competitors compete with us on both a national and local basis and have significantly greater financial and other resources than we do.  Competition may result in price reductions, decreased gross margins and loss of market share.  In addition, existing or potential clients may elect to “self operate” their food service, thereby eliminating the opportunity for us to compete for the account.  There can be no assurance that we will be able to compete successfully in the future or that competition will not have a material adverse effect on our business, financial condition or results of operations.

Any acquisitions that we undertake could be difficult to integrate and could disrupt our business, dilute shareholder value and adversely affect our operations.

A component of our strategy is to pursue acquisitions of other businesses.  There can be no assurance, however, that we will be able to identify, negotiate and consummate acquisitions or that acquired businesses can be operated profitably or integrated successfully into our food service operations or other operating segments.  In addition, acquisitions by us are subject to various risks generally associated with the acquisition of businesses, including the financial impact of expenses associated with the integration of acquired businesses.  There can be no assurance that our historic or future acquisitions will not have an adverse impact on our business, financial condition or results of operations.  If suitable opportunities arise, we anticipate that it would finance future acquisitions through available cash, bank lines of credit or through additional debt or equity financing.  There can be no assurance that such debt or equity financing would be available to us on acceptable terms when, and if, suitable strategic opportunities arise.  If we were to consummate one or more significant acquisitions in which part or all of the consideration consisted of equity, our shareholders could suffer a significant dilution of their interests in us.

Government regulations could adversely affect our business.

Our business is subject to various governmental regulations incidental to our operations, such as environmental, employment, and safety regulations.  In addition, we are subject to state health department regulations and yearly inspections.  Food service operations at the various locations are subject to sanitation and safety standards, and state and local licensing of the sale of food products.  Cost of compliance with these various regulations is not material.  However, there can be no assurance that additional federal and state legislation or changes in the regulatory environment will not limit our activities in the future or increase the cost of regulatory compliance.

Effective control by our current officer and director, which could adversely affect the market price of our common stock.

  Our current officers and directors own 90% of the total voting stock outstanding.  Our articles of incorporation do not authorize cumulative voting in the election of directors and as a result, our officer and director currently are, and in the foreseeable future will continue to be, in a position to have a significant impact on the outcome of substantially all matters on which shareholders are entitled to vote, including the election of directors.  While there is currently no market for our common stock, if we are able to have our stock quoted on the Over-The-Counter Bulletin, the control by our current officer and director could have an impact on the market price of our common stock. In addition, based on the large number of shares currently owned by management, any sales of significant amounts of shares by our officer and director, or the prospect of such sales, could adversely affect the market price of our common stock.  These individuals, if and when they sell their shares, are subject to the volume limitations imposed by Rule 144 with respect to sales by affiliates.

We do not anticipate payment of dividends and shareholders are wholly dependent upon the market for the common stock to realize economic benefit.

We have paid no cash dividends on our common stock and has no present intention of paying cash dividends in the foreseeable future.  It is the present policy of the board of directors to retain all earnings to provide for our growth.  Payment of cash dividends in the future will depend, among other things, upon our future earnings, requirements for capital improvements, our operating and financial conditions and other factors deemed relevant by the board of directors. In addition, there is currently no market for shares of our common stock. Shareholders currently have no means to easily transfer their common stock until such time as our stock is quoted on the Over-The-Counter Bulletin.

Risks Relating To Our Current Financing

There are a large number of shares underlying our convertible debentures and warrants that may be available for future sale and the sale of these shares may depress the future market price of our common stock.

As of December 31, 2005, we had 17,697,740 shares of common stock issued and outstanding and convertible debentures outstanding that may be converted into an estimated 20,250,000 shares of common stock, and outstanding warrants to purchase 250,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. While there is currently no market for shares of our common stock, the sale of these shares may adversely affect any future market price of our common stock.

The continuously adjustable conversion price feature of our convertible debentures could require us to issue a substantially greater number of shares, which will cause dilution to our existing stockholders.

Assuming our stock is quoted on the Over-The-Counter Bulletin, our obligation to issue shares upon conversion of our convertible debenture in the principal amount of $2,250,000 is essentially limitless since conversion is at the lower of $0.80 or 75% of the lowest closing bid price for the common stock for the 5 trading days before but not including the conversion date. Accordingly, the number of shares of common stock issuable upon conversion of our secured convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

Our obligation to issue shares upon conversion of our convertible debenture in the principal amount of $2,250,000 is essentially limitless since, once our common stock has been quoted on a principal market for 30 days, conversion is at the lower of $0.80 or 75% of the lowest closing bid price for the common stock for the 5 trading days before but not including the conversion date. Accordingly, the number of shares of common stock issuable upon conversion of our secured convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of the callable secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the current conversion price of $0.80.

		Number	% of
% Below	Price Per	of Shares	Outstanding
Market	Share	Issuable	Stock

25%	$0.60	3,750,000	16.40%
50%	$0.40	5,625,000	22.74%
75%	$0.20	11,250,000	37.05%

As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

The continuously adjustable conversion price feature of our $2,250,000 principal convertible debenture may encourage investors to make short sales in our common stock, which could have a depressive effect on the price of our common stock.

The convertible debenture is convertible into shares of our common stock at a 25% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. While there is currently no market for our common stock, if our stock does become quoted for trading purposes, the selling stockholder could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of notes, warrants and options, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

The issuance of shares upon conversion of the convertible debentures and exercise of outstanding warrants may cause immediate and substantial dilution to our existing stockholders.

The issuance of shares upon conversion of the convertible debentures and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholders may not convert their convertible debentures and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.9% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

In the event that our stock price declines, the shares of common stock allocated for conversion of the convertible debentures and registered pursuant to this prospectus may not be adequate and we may be required to file a subsequent registration statement covering additional shares. if the shares we have allocated and are registering herewith are not adequate and we are required to file an additional registration statement, we may incur substantial costs in connection therewith.

Based on the current conversion price of our convertible debentures, we have made a good faith estimate as to the amount of shares of common stock that we are required to register and allocate for conversion of the convertible debentures. Accordingly, we have allocated and are registering 20,500,000 shares to cover the conversion of the convertible debentures and stock purchase warrants. In the event that our conversion or exercise price decreases, the shares of common stock we have allocated for conversion of the convertible debentures and are registering hereunder may not be adequate. If the shares we have allocated to the registration statement are not adequate and we are required to file an additional registration statement, we may incur substantial costs in connection with the preparation and filing of such registration statement.

If we are required for any reason to repay our outstanding convertible debentures, we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the convertible debentures, if required, could result in legal action against us, which could require the sale of substantial assets.

On November 18, 2005, we entered into a financing arrangement involving the sale of a $2,250,000 principal amount of convertible debenture and stock purchase warrant to buy 250,000 shares of our common stock. The convertible debenture is due and payable, with 10% interest, two years from the date of issuance, unless sooner converted into shares of our common stock. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business or the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us could require the early repayment of the convertible debentures. We anticipate that the full amount of the convertible debentures will be converted into shares of our common stock, in accordance with the terms of the convertible debentures. If we are required to repay the convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

ITEM 2. DESCRIPTION OF PROPERTY

    Our principal executive offices are located at 201 Circle Drive North, Building 112, Piscataway, New Jersey 08854. These offices consist of approximately 3,000 square feet which are rented on a monthly basis for $6,325.

In addition we have a regional office located at 3000 Gulf to Bay Boulevard, Suite 309, Clearwater. Florida 33759. This office consists of approximately 300 square feet, which are rented on a monthly basis for $435.

We believe that our properties are adequate for our current and immediately foreseeable operating needs. We does not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3. LEGAL PROCEEDINGS

    From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as disclosed below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

In January 2005, we instituted an action against Home Depot for a breach of a contract in connection with their attempt to terminate a contract for services early. This suit has since been settled.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

On October 28, 2005, the holder of a majority of our issued and outstanding shares of common stock authorized a changed of the name of the company from National Diversified Services, Inc. to The Certo Group Corp. and a 1-for-5 reverse stock split of all of our issued and outstanding securities.

On December 12, 2005, the holder of a majority of our issued and outstanding shares of common stock authorized an increase in the number of our authorized shares of common stock from 100,000,000 to 500,000,000 shares and authorized the issuance of 10,000,000 shares of preferred stock.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Prior to Novmber 1, 2005, our common stock was traded on the Pink Sheets, under the symbol "NADS.pk" and on November 1, 2005 our symbol was delisted. The following table sets forth the high and low bid prices of our Common Stock, as reported by the Pink Sheets for each quarter since January 1, 2003. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2005
	High*	Low*
1st Quarter	$0.0001	$0.0001
2nd Quarter	$0.0001	$0.0001
3rd Quarter	$0.0001	$0.0001
4th Quarter	$0.0001	$0.0001

	2004
	High*	Low*
1st Quarter	$0.0001	$0.0001
2nd Quarter	$0.0001	$0.0001
3rd Quarter	$0.0001	$0.0001
4th Quarter	$0.0001	$0.0001

	2003
	High	Low
1st Quarter	$0.0001	$0.0001
2nd Quarter	$0.0001	$0.0001
3rd Quarter	$0.001	$0.0001
4th Quarter	$0.001	$0.001

As of December 31, 2005, there were approximately 327 holders of record of the Company’s common stock.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance as of the fiscal year ended December 31, 2005

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	-0-	-0-	-0-

Recent Issuances of Unregistered Securities.

All sales have been previously reported on Form 8-K.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Our fiscal year ends December 31. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. (See “Factors Which May Affect Future Results”). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which the Company operates; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Forward-Looking Statements

The information in this registration statement contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this registration statement are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

GENERAL OVERVIEW

The Certo Group Corp. ("Certo") is a food service company, specializing in the exclusive management of in-house cafeterias, vending, catering and office coffee services to large corporate and institutional clients, and retail locations along the Eastern seaboard of the United States. The Company is paid guaranteed revenues under contracts to operate vending and ATM machines at their restaurant locations. In addition, Certo also manages retail restaurant locations under the branded name of "L.A. Cafe.”

There are three types of contracts that we provide clients with when providing food services:

•
Management Fee and Reimbursable Expenses - This type of contract allows corporate clients to customize their employee and visitor cafeteria feeding program to meet their objectives without any loss to the food service provider.

•
Limited or Fixed Subsidy - This type of contract is based on estimated sales versus cost to the food service provider. This generally builds in profit objective for the food service provider within the fixed subsidy charged to the client.

•	P&L Contract and/or Retail - With this type of contract the food service provider assumes all profits or losses based on operating results achieved in a specific facility.

BASIS OF PRESENTATION

The Certo Group Corp., formerly known as National Diversified Services, Inc. was formed on May 30, 1985 under the laws of the State of Delaware (“TCG” or “Certo”). On August 4, 2005, the Certo Group Corp. along with its wholly owned subsidiaries, Certo Group Inc., and The Certo Group LLC (“LLC”), entered into an Agreement and Plan of Merger (“the Agreement”) with NADS Acquisition Corp (“NADS”), a wholly owned subsidiary of National Diversified Services, Inc. Pursuant to the transaction that closed on August 9, 2005, TCG was merged into NADS. As consideration for the merger of the TCG into NADS, National Diversified Services, Inc. issued 15,927,966 post-split shares of its common stock to TCG’s sole shareholder. As per the terms of the agreement, 1,769,774 shares of common stock were retained by the former National Diversified Services, Inc. stockholders. The value of the stock that was issued was the historical cost of the Company's net tangible assets, which did not differ materially from their fair value. In accordance with SFAS No. 141, Certo was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance, the Agreement is a recapitalization of the Company's capital structure. As a result of this Agreement, there was a change in control of the Company. Effective November 10, 2005, the Company’s name changed from National Diversified Services Inc. to The Certo Group Corp. The above companies are collectively referred to as (“the Company”)

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. The Company bases its estimates and judgments on historical experience and on various others assumptions the Company believes to be reasonable under the circumstances. Future events may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, the Company believes the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

o Allowance For Doubtful Accounts
o Impairment of Long-Lived Assets
o Derivative Accounting
o Revenue Recognition

Allowance For Doubtful Accounts

The Company is required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances.

In order to assess the collectibility of these receivables, the Company performs ongoing credit evaluations of our customers’ financial condition. Through these evaluations the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. The Company is not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and the Company may be required to record additional allowances. Alternatively, if the Company provided more allowances than are ultimately required, the Company may reverse a portion of such provisions in future periods based on our actual collection experience. As of the year ended 2005, the Company established a reserve of $40,000.

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangible assets held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company reviews the carrying value of assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Based on the Company’s assessment, there was no impairment at December 31, 2005 and December 25, 2004.

Derivative Financial Instruments

The $2,250,000 convertible debenture (Convertible Debenture) contains freestanding securities (warrants) with a fixed conversion feature, and embedded derivatives (related to its conversion feature) with a conversion price that is currently fixed (but will become variable after its shares are registered and trading), along with a contingent conversion option (involving the effective registration of shares and trading occurs on a listed stock exchange for 30 days). The Convertible Debenture has a term of two years, accrues interest at 10% and is convertible into our common stock at a price per share equal to $0.80 until such time as our securities have been quoted on a principal market for 30 days, thereafter it is convertible into common stock at a variable price per share equal to the lesser of $0.80 or 75% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date.

  The Convertible Debenture is currently treated as conventional convertible debt in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, and EITF Abstract Issue No. 05-02, The Meaning of “Conventional Convertible Debt Instrument” as a result of having a specific fixed conversion price due to its shares not currently being quoted on a principal market for 30 days. In addition, the Convertible Debenture is not being treated as a derivative under SOP 98-5 and Issue No 7 of EITF Abstract 00-27 because it has a contingent conversion option that does not permit the number of shares to be issued to be determined unless and until a future contingent event (the quotation of the Company’s common stock on a principal market for 30 days) occurs.

The Company currently accounts for the freestanding warrant with a fixed conversion feature as a derivative, and will account in the future for the embedded conversion feature as a derivative after the contingent conversion option and contingent events occur, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” In accordance with the provisions of SFAS No. 133 and EITF Issue No. 00-19, the embedded derivatives are required to be recorded as a liability at fair value on the consolidated balance sheet Changes in the fair value of the derivatives are recorded at each reporting period and recorded as a net gain (loss) on derivative as a separate component of the other income (expense). As of December 31, 2005, the aggregate loss on the valuation of the (warrant) derivative was $13,139. The Company has recorded a net loss on derivatives in the Other Income (Expense) section of its Consolidated Statements of Operations and has recognized a corresponding long-term liability in the Consolidated Balance Sheet for the year and as of December 31, 2005, respectively.

Revenue Recognition

Revenues are recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or for which services have not been rendered or are subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's financial position and results of operations was not significant.

Revenues are recognized when services are provided or when products are delivered. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue received related to products that have not yet been delivered, to services that have not yet been rendered, are subject to refund until such time that the Company and the customer jointly determine that either the product has been delivered, the services have been rendered, or that no refund will be required.

COMPARISON OF THE FISCAL YEAR ENDED
DECEMBER 31, 2005 TO THE YEAR ENDED DECEMBER 25, 2004

Results of Operations

Revenues

For the years ended December 31, 2005 (2005), net sales for the Company were $10,026,032 as compared to $9,686,681 for the year ended December 25, 2004 (2004), an increase of $339,351 or 4%. These increases are predominantly attributable to changes in the following components:

	2005	2004	Difference
Cafeteria Revenue
and Management Fees	$8,629,871	$8,287,923		$341,948

Catering Revenue	$1,103,155	$1,122,534	$	$ 19,379
Vending Commissions
and Other	$255,136	$233,857		$21,279
Coffee Revenue	$37,870	$42,367		$(4,497)
Totals	$10,026,032	$9,686,681		$339,351

    Cafeteria revenue and management fees increased by a net of $341,948 going from $8,287,923 in 2004 to $8,629,871 in 2005. Cafeteria revenues alone increased by $973,424 or 15.7% resulting from the addition of several new locations, including the acquisition of two retail locations in late 2005, real estate accounts and the addition of the Bell South Tower Building in Jacksonville, FL. (one of the premiere locations in the downtown Jacksonville area). This increase was partially offset by a decrease of $631,476 or 30% in the Company’s management fee revenues from $1,467,351 for the year ended 2005 to $2,098,826 for the year ended 2004. This decrease in management fees is primarily the result of management's decision to focus on the more profitable cafeteria operations.

The Company anticipates that its catering revenue of $1,103,155 in 2005 as compared to $1,122,534 in 2004 will increase in the future as the Company expand this feature to our cafeteria customers, and has the financial viability to invest in additional catering equipment. The Company anticipates that its revenues will continue to grow through the addition of corporate cafeteria accounts and the expansion of the Company’s sales force. Although there are no assurances that additional accounts will go on-line, the Company currently has several new proposals outstanding and anticipates these accounts will be on-line shortly. The Company currently maintains an approximate 96% retention rate for our cafeteria accounts.

Gross Profit

Gross profit for the year ended 2005 was $959,080 compared to a gross profit of $1,691,137 for the year ended 2004. As a percentage of sales, gross profit for the year ended 2005 was 9.56% as compared to 17.5% for year ended 2004. The decrease in gross profit is primarily attributable to significant increases in labor costs, food costs, paper goods and vehicle expenses. Certo’s labor costs increased approximately 2.54% over the prior year to $4,171,130 for the year ended 2005 from $3,816,756 in for the year ended 2004. The increase is attributable to the addition of a District Manager and Training Supervisor that will assist the Company in preparing for future expansion, and will continue to increase as the Company continues to expand its sales force. Food costs increases for the year ended 2005 was $420,979 or approximately 3.31% higher than the year ended 2004. The increase is in line with general increases experienced in the food industry. In addition, the Company began to implement a monthly competitive bidding program in 2004 that enabled it to minimize the impact of rising costs. Paper goods increased by .83% or approximately $92,762 over the corresponding period of the prior year representing general pricing increases. The Company is currently evaluating alternative suppliers in an attempt to control future increases. Management reviews operation reports for all of its locations on a monthly basis to enable us to react to unfavorable results in a timely manner.

Operating Expenses

For the year ended 2005, total operating expenses were $3,294,322 as compared to $1,806,982 in 2004, or an increase of $1,487,340. Selling, general and administrative expenses were $3,142,550 in 2005 representing an increase of $1,460,448 over the year ended 2004. The principal reason for the increase is the enhancement of the Company’s internal infrastructure to develop and support future expansion, as the Company strategically shifts its focus to equity based financing rather than debt. During the year ended 2005, the Company added a Director of Sales to oversee its sales force. The Company also added to its corporate staff to enable it to become a more structured company. In 2005 and in connection with the reverse merger and financing, the Company incurred significant non-recurring costs (including professional fees, interest expense, financing fees and other costs) that have been reflected as current period costs. A significant part of these amounts are not expected to be non-recurring in the future as they represent one time charges incurred in connection with the merger and recapitalization and financing which occurred in 2005.

      The Company’s selling and administrative payroll costs for the year ended 2005 increased by approximately $276,813 over the year ended 2004 due to headcount increases. Travel costs increased by $87,394 in 2005 over the prior year due to management coverage of open sales positions in specific geographic regions. In connection with the reverse merger and related financing, the Company’s professional fees, including legal, consulting and accounting fees, increased by $955,115 over 2004 amounts. Rental costs and utilities for facilities increased by more than $117,046 in 2005 over the 2004 results as a result of new facilities and contracts which came onboard in the current year. Insurance expense increased by $21,000 for the year ended 2005 due to the addition of business interruption insurance and other coverages, an increase in the number of vehicles insured, and lower deductibles.

      The Company also implemented tighter cost control policies whereby expenses are reviewed monthly. In connection with these reviews, the Company identified non-recurring bad debt expense in excess of $164,607 in past due accounts receivable. The Company believes that as a result of our recent changes the Company is better prepared to meet our needs for the future.

      The Company also acquired additional net assets and equipment for its new retail locations that was placed into service in 2005. In light of this, depreciation and amortization expense for the year ended 2005 was $151,772 or an increase of $ 26,892 over the year ended 2004.

Other income (expense) increased by $598,000 over the 2004 totals. Such increases were primarily related to costs associated with the 2005 merger and recapitalization and Standby Equity Distribution Agreement, whereby the Company incurred additional debt resulting in interest expense of $306,970 for 2005 or $277,226 over the 2004 amounts, additional costs for loss valuation on derivatives (warrant) of approximately $13,139 in 2005, and amortization of deferred finance costs related to part of the financing of $271,117 in 2005.

Liquidity and Capital Resources

As of the year ended 2005, the Company had cash of $59,244 along with a certificate of deposit of $50,259, and restricted cash held in escrow of $420,000. At the end of 2004, the Company had $47,385 in cash.

  During 2005, The Company had utilized cash of $1,208,595 in operating activities during the year ended, which was principally due to the net loss of $2,874,187 resulting primarily from significant non-recurring costs related to the merger and recapitalization and financing. The Company also used $227,736 in cash for asset acquisitions, and to acquire equipment used in its businesses during the period. The Company also acquired a certificate of deposit of $50,259 during 2005. The Company met its cash requirements during the year by borrowing debt in the amount of $1,464,879, net of repayments of $363,679. The Company also borrowed an additional $33,570 from its major stockholder.

      On August 19, 2005, in connection with our merger with The Certo Group, Inc. the Company executed an Assignment and Assumption Agreement agreeing to assume all rights and obligations of The Certo Group, Inc pursuant to that certain Standby Equity Distribution Agreement with Cornell Capital Partners, L.P., dated April 28, 2005. The Company agreed to pay Cornell Capital Partners, L.P. (Cornell) 10% of the proceeds that the Company receives under the Standby Equity Distribution Agreement. In addition, upon execution of the Assignment and Assumption Agreement, the Company paid Cornell Capital Partners a commitment fee for the $20 million Standby by Equity Distribution Agreement in the amount of $990,000, which was paid by the issuance of a convertible debenture in the principal amount of $990,000. The convertible debenture has a term of fifteen months and is convertible into our common stock at a price per share of $0.80. Interest shall not accrue on this debenture unless there is an event of default. Upon such default, interest shall accrue at a rate of 12% per annum on the outstanding balance. Imputed interest at a rate of 12% or an aggregate discount of $203,547 is reflected to the carrying value of the debenture on the balance sheet with an offsetting increase to additional paid in capital. As of December 31, 2005, no event of default had occurred. On March 14, 2006, the Company defaulted under the terms of the Registration Rights Agreement resulting in the debenture becoming interest bearing at a rate of 12% per annum. Cornell Capital Partners may not convert the debenture for a number of shares of Common Stock in excess of that number of shares of common stock which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially owned by the holder and its affiliates to exceed 4.99% of the outstanding shares of our common stock following such conversion.

      On November 18, 2005, in connection with the cancellation of a promissory note in the principal amount of $900,000 to Montgomery Equity Partners, Ltd. (Montgomery), the payment of a termination fee for the termination of the Standby Equity Distribution Agreement with Cornell Capital Partners and the payment of an additional $1,200,000 of financing, the Company issued a convertible debenture, in the principal amount of $2,250,000, to Montgomery Equity Partners, Ltd. The Convertible Debenture has a term of two years, accrues interest at 10% and is convertible into our common stock at a price per share equal to $0.80 until such time as our securities have been quoted on a principal market for 30 days, thereafter it is convertible into our common stock at a price per share equal to the lesser of $0.80 or 75% of the lowest closing bid price of the our common stock for the 5 trading days immediately preceding the conversion date.

      Montgomery Equity Partners, Ltd may not convert the debenture for a number of shares of common stock in excess of that number of shares of common stock which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially owned by the holder and its affiliates to exceed 4.9% of the outstanding shares of our common stock following such conversion.

      Under a separate agreement, the Company issued to Cornell Capital Partners, L.P. a warrant to purchase 250,000 shares of our common stock. Such warrants were treated as fixed price derivatives and recorded as a loss on derivatives of $13,139 as a separate component of other income <expense> along with a corresponding liability.

    In June 2006, the Company negotiated a settlement agreement with Cornell covering penalties and interest related to not having the Form SB-2 filing with the SEC effective by March 14, 2006 within a specified 90 days after the initial filing date (December 14, 2005). Pursuant to the Registration Rights Agreement, the Company was obligated to obtain the effectiveness of the Registration Statement within ninety (90) days from the date filed, or March 14, 2006 (the Scheduled Effective Deadline). Failure to obtain the effectiveness of the Registration Statement by the Scheduled Effective Deadline shall result in the imposition of liquidated damages (Liquidated Damages) equal to two percent (2%) of the liquidated value of the Convertible Debenture for each thirty (30) day period after the Scheduled Effective Deadline.

The June 2006 settlement agreement included the following:

(i) Agreement to pay to Montgomery the sum of $240,000 in settlement of Liquidated Damages owed to Montgomery, and in exchange for an extension of the Scheduled Effective Deadline, and waiver of the default, which amount shall be paid as follows:

(a) The Company shall pay $16,000 to Montgomery on the date of this Agreement,
(b) the Company shall pay Montgomery $5,000 per month for six months beginning on the one month anniversary of the date of this Agreement, and
(c) the remaining balance of $194,000 shall be due and owed to Montgomery as of the date hereof and shall be evidenced by a new convertible debenture., and

(ii) The Scheduled Effective Deadline (as defined in the Registration Rights Agreement) shall be extended to October 30, 2006. Montgomery shall waive any and all additional Liquidated Damages that may accrue until October 30, 2006. If the Registration Statement is not declared effective by the SEC by October 30, 2006, then Liquidation Damages shall begin to accrue in accordance with the terms of the Registration Rights Agreement. The Company did not meet this obligation by October 30, 2006, and as such, Liquidation Damages began to accrue from that date onward in accordance with the terms of the Registration Rights Agreement.

In March 2007, in connection with the issuance of a Convertible Debenture in the principal amount of $365,000, the Company and Cornell Capital Partners, L.P. and Montgomery Equity Partners, Ltd. agreed to amend certain debentures previously issued. Accordingly, a $990,000 principal amount 12% convertible compensation debenture, which is still outstanding, was amended and is due and payable, with interest, on November 19, 2010, a $2,250,000 convertible debenture is due and payable, with interest, on November 18, 2008, and a $194,000 convertible debenture is due and payable, with interest, on November 27, 2008, unless sooner converted into shares of our common stock.

To obtain funding for its ongoing operations, The Certo Group Corp. (the "Company") entered into a Securities Purchase Agreement (the "Agreement") with Cornell Capital Partners, L.P., dated March 15, 2007, for the issuance of a Convertible Debenture, in the principal amount of $365,000, to Cornell Capital Partners, L.P. The Convertible Debenture has a term of three years, accrues interest at 12% and is convertible into our common stock at a price per share equal to the lesser of $0.80 or 80% of the lowest volume weighted average price of our common stock for the thirty trading days immediately preceding the conversion date. Cornell Capital Partners, L.P. may not convert the debenture for a number of shares of common stock in excess of that number of shares of common stock which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially owned by the holder and its affiliates to exceed 4.99% of the outstanding shares of our common stock following such conversion. In addition to the issuance of the Convertible Debenture , the Company issued to Cornell Capital Partners, L.P. a warrant to purchase 275,000 shares of its common stock in connection with the foregoing transaction. The Company has agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, that includes the shares of common stock issuable pursuant to the $365,000 principal amount Convertible Debenture and the shares of common stock issuable upon exercise of the warrant.

  As of the year ended 2005, the Company had an additional $375,000 available for use under our exiting credit line. On May 31, 2006, the Company drew down on the remaining $375,000 under its credit line.

The accompanying consolidated financial statements for the Certo Group Corp. have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's registered public accounting firm's audit report on the Company's December 31, 2005 financial statements included in this annual report states the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern. As shown in the consolidated financial statements during the years ended December 31, 2005 and December 25, 2004 the Company incurred losses of $ 2,874,187 and $56,790, respectively. The Company’s current liabilities exceeded its current assets by $1,601,165 as of December 31, 2005. These factors, among others, may indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to secure adequate financing, develop profitable operations, and resolving its liquidity problems. Management anticipates that the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and services, and securing additional investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

While its is anticipated by management that future financing needs will be provided by proceeds received under a $20 million Standby Equity Distribution Agreement (SEDA) from Cornell Capital Partners, L.P., the Company cannot be certain that funding will be available on acceptable terms, or at all. There are no assurances that the Company will be successful in its effort to secure the SEDA or other financing. To the extent that the Company raises additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If the Company is unable to raise additional capital if required or on acceptable terms, it may have to significantly delay, scale back or discontinue our planned acquisitions or business development plans or obtain funds by entering into agreements on unattractive terms.

The Company believes that it will be successful in meeting the working capital needs to fund the current level of operating activities, capital expenditures and debt and other obligations through the next 12 months. However, if during that period or thereafter, the Company is not successful in generating sufficient capital resources on terms acceptable to the Company, this could have a material adverse effect on the Company's business, results of operations liquidity and financial condition.

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

Recent Accounting Pronouncements

SFAS 123R. On March 31, 2004 the Financial Accounting Standards Board (“FASB”) issued its exposure draft, “Share-Based Payments”, which is a proposed amendment to SFAS 123. The exposure draft would require all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair value. The FASB issued the final standard in December 2004 that is effective for public companies for interim and annual periods beginning after December 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

SFAS 151. In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs— an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

SFAS 152. In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (“SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

SFAS 153. On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“ SFAS 153”). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

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

Historically, catering tends to be active during non-recessionary periods. We have implemented training programs for managers to effectively acquire more catering in their facilities. In addition, our “display cooking” attracts more catering orders and higher pricing. Our plans to expand our sales force includes adding experienced sales people in each of the three categories in which we operate.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENT INDEX

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
CERTIFIED PUBLIC ACCOUNTANTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
The Certo Group Corp.
Piscataway, New Jersey

We have audited the accompanying consolidated balance sheets of The Certo Group Corp., as of December 31, 2005 and December 25, 2004, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Certo Group Corp. at December 31, 2005 and December 25, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in the Note 14 to the accompanying financial statements, the company has suffered recurring losses from operations that raise substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants
New York, New York
August 14, 2006

THE CERTO GROUP CORP. AND SUBSIDIARIES
(FORMERLY NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES)
Consolidated Balance Sheet
December 31, 2005 and December 25, 2004

Assets	2005	2004

Current Assets:
Cash and cash equivalents	$59,244	$47,385
Restricted cash held in escrow (Note 3)	420,000	-
Certificate of deposit	50,259	-
Accounts receivable, net of allowance of $40,000
in 2005 and $0 in 2004 (Note 3)	297,730	468,008
Inventories	252,445	275,742
Prepaid expenses	13,220	11,935
Total Current Assets	1,092,898	803,070
Property and Equipment, net of accumulated depreciation
and amortization of $397,165 in 2005 and $245,393 in 2004 (Notes 4 & 10)	1,241,766	923,623
Other Assets:
Deferred financing costs, net of accumulated amortization of $271,117 (Note 3)	1,595,147	-
Security deposits	34,051	23,484
Total Other Assets	1,629,198	23,484
Total Assets	$3,963,862	$1,750,177

Liabilities and Stockholders' Deficiency

Current Liabilities:
Current portion of notes payable (Note 6)	$141,098	$236,856
Accounts payable and accrued expenses (Note 5)	1,863,007	1,067,644
Deferred income	210,000	-
Notes payable stockholder (Note 7)	479,958	-
Total Current Liabilities	2,694,063	1,304,500
Long-Term Liabilities:
Notes payable less current portion (Note 6)	3,983,719	98,187
Notes payable – stockholder (Note 7)	-	446,388
Warrants liability	13,139	-
Total Long-Term Liabilities	3,996,858	544,575
Total Liabilities	6,690,921	1,849,075
Commitments and Contingencies (Note 8)
Stockholders' Deficiency: (Note 9)
Preferred Stock, $.001 par value; Authorized - 10,000,000 shares;
none issued and outstanding	-	-
Common Stock, $.001 par value; Authorized - 500,000,000 shares;
issued and outstanding - 17,697,740 shares in 2005 and
15,927,966 in 2004	17,698	15,928
Additional paid-in capital	378,328	134,072
Accumulated deficit	(3,123,085)	(248,898)
Total Stockholders' Deficiency	(2,727,059)	(98,898)
Total Liabilities and Stockholders' Deficiency	$3,963,862	$1,750,177

The accompanying notes are an integral part of the consolidated financial statements.

THE CERTO GROUP CORP. AND SUBSIDIARIES
(FORMERLY NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES)
Consolidated Statements of Operations

	Years ended
	December 31,	December 25,
	2005	2004 (*)

Net Revenues:
Cafeteria revenue and management fees	$8,629,871	$8,287,923
Catering revenue	1,103,155	1,122,534
Coffee service revenue	37,870	42,367
Commissions and other	255,136	233,857
Total revenues	10,026,032	9,686,681
Cost of sales	9,066,952	7,995,544

Gross Profit	959,080	1,691,137

Operating Expenses:
Selling, general and administrative expenses (Notes 3, 7 & 8)	3,142,550	1,682,102
Depreciation and amortization expenses	151,772	124,880
Total operating expenses	3,294,322	1,806,982

Loss from Operations	(2,335,242)	(115,845)

Other Income (Expense):
Other income	52,281	88,799
Interest expense	(306,970)	(29,744)
Amortization of deferred finance costs	(271,117)	-
Loss on valuation of derivatives	(13,139)	-
Total other income (expense)	(538,945)	59,055

Net loss before provision for income taxes	(2,874,187)	(56,790)

Provision for income taxes (Note 12)	-	-
Net loss	$(2,874,187)	$(56,790)
Basic and Fully Diluted loss per common share (Note 11)	$(0.17)	$(0.00)
Weighted average number of
common shares outstanding (Basic and Fully Diluted)	16,626,178	15,927,966

(*) Reclassifications to conform to the 2005 presentation

The accompanying notes are an integral part of the consolidated financial statements.

THE CERTO GROUP CORP. AND SUBSIDIARIES
(FORMERLY NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES)

Consolidated Statements of Changes in Stockholder's Deficiency
Years ended December 31, 2005 and December 25, 2004

					Total
	Common Stock		Additional Paid	Accumulated	Stockholder's
	Shares	Amount	in Capital	Deficit	Deficiency

2004 Activity:

Balance at December 28, 2003	15,927,966	$15,928	$134,072	$(192,107)	$(42,107)

Net (loss)				(56,791)	(56,791)

Balance at December 25, 2004	15,927,966	$15,928	$134,072	$(248,898)	$(98,898)

2005 Activity:

Reverse merger - recapitalization	1,769,774	1,770			1,770

Imputed interest on convertible debt			244,256		244,256

Net (loss)				(2,874,187)	(2,874,187)

Balance at December 31, 2005	17,697,740	$17,698	$378,328	$(3,123,085)	$(2,727,059)

The accompanying notes are an integral part of the consolidated financial statements.

THE CERTO GROUP CORP. AND SUBSIDIARIES
 (FORMERLY NATIONAL DIVERSIFIED SERVICES, INC AND SUBSIDIARIES)
Consolidated Statements of Cash Flows

	Years ended
	December 31,	December 25,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(2,874,187)	$(56,791)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	151,772	124,880
Bad debt Expense	164,608	-
Loss on valuation of derivatives	13,139	-
Imputed interest	40,709	-
Acquisition costs	1,770	-
Changes in Operating Assets and Liabilities:
Restricted cash held in escrow	420, 000	-
Accounts receivable	5,670	13,092
Inventories	23,297	(19,898)
Prepaid expenses	(1,285)	(4,633)
Security deposits	(10,567)	(2,000)
Accounts payable	664,636	8,253
Deferred income	210,000	-
Other current liabilities	(18,157)	(131,949)
Net Cash Used in Operating Activities	(1,208,595)	(69,046)

Cash Flows from Investing Activities:
Purchase of certificate of deposit	(50,259)	-
Assets Purchased	(227,736)	(63,198)
Net Cash Used in Investing Activities	(277,995)	(63,198)

Cash Flows from Financing Activities:
Payments on notes payable	(363,679)	(158,444)
Proceeds from notes payable	1,828,558	-
Proceeds from notes from stockholder	33,570	301,077
Net Cash Provided by Financing Activities	1,498,449	142,633

Net Increase (Decrease) in Cash and Cash Equivalents	11,859	10,389

Cash and Cash Equivalents at Beginning of the Period	47,385	36,996

Cash and Cash Equivalents at End of the Period	$59,244	$47,385

Supplemental Disclosures for Cash Flow Information:
Cash paid during the period for interest	$250,664	$29,744
Cash paid during the period for income taxes	$-	$-

Acquisition
Common Stock Retained	$1,770	$-
Cash Paid	$150,000	$-
Total Consideration	$151,770	$-
Assets Acquired for notes payable	$242,178	$-
Restricted cash held in escrow	$420,000	$-
Deferred financing cost for notes payable and imputed interest	$1,866,264	$-
	$2,680,212	$-

The accompanying notes are an integral part of the consolidated financial statements.

THE CERTO GROUP CORP.
(FORMERLY NATIONAL DIVERSIFIED SERVICES, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND DECEMBER 25, 2004

NOTE 1 - BASIS OF PRESENTATION AND PRINCIPAL BUSINESS ACTIVITY

Business and Basis of Presentation

The Certo Group Corp., formerly known as National Diversified Services, Inc. was formed on May 30, 1985 under the laws of the State of Delaware (“TCG” or “Certo”). On August 4, 2005, the Certo Group Corp. along with its wholly owned subsidiaries, Certo Group Inc, and The Certo Group LLC (“LLC”), entered into an Agreement and Plan of Merger (“the Agreement”) with NADS Acquisition Corp (“NADS”), a wholly owned subsidiary of National Diversified Services, Inc. Pursuant to the Agreement, which closed on August 9, 2005, TCG was merged into NADS. As consideration for the merger of the TCG into NADS, National Diversified Services, Inc. issued 15,927,966 post-split shares of its common stock to TCG’s sole shareholder. As per the terms of the agreement, 1,769,774 shares of common stock were retained by the National Diversified Services, Inc. stockholders. The value of the stock that was issued was the historical cost of the Company's net tangible assets, which did not differ materially from their fair value. In accordance with SFAS No. 141, Certo was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance, the Agreement is a recapitalization of the Company's capital structure. As a result of this Agreement, there was a change in control of the Company. Effective November 10, 2005, the Company’s name changed from National Diversified Services Inc. to The Certo Group Corp. The above companies are collectively referred to as (“the Company”).

The Company is a food service company, specializing in the exclusive management of in-house cafeterias, vending, catering and office services to large corporate and institutional clients and retail locations throughout the United States of America. In addition, the Company is paid guaranteed revenues under contracts to operate vending and ATM machines at their restaurant locations. The Company manages retail and cafeteria restaurant locations under the branded name of “L.A. Café.” LA Foods is a registered alternate name for the Company.

NOTE 2 - MERGER AND RECAPITALIZATION

On August 4, 2005, the Company entered into an Agreement and Plan of Merger ("Agreement" or “Merger”) with The Certo Group Corp. ("TCG” or “Certo”). As a result of the Merger, there was a change in control of the public entity. In accordance with SFAS No. 141, Certo was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of Certo's capital structure.

For accounting purposes, the Company accounted for the transaction as a reverse acquisition, and Certo is the surviving and acquiring entity. The total purchase price was $151,770. In accordance with SOP 98-5, the Company expensed the $151,770 in 2005, and did not recognize goodwill or any intangible assets in connection with the transaction. From April 1989 until the date of the Agreement, National Diversified Services, Inc. was an inactive publicly registered shell corporation with no significant assets, liabilities, or operations. The total consideration paid was $151,770 which consisted of the following:

Common stock retained	$1,770
Cash payments	150,000
Total consideration paid	$151,770

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Basis of Consolidation

The accompanying financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. For the year ended December 31, 2005, the consolidation includes the accounts of The Certo Group Corp., The Certo Group Inc., National Diversified Services, Inc., and The Certo Group LLC. For the year ended December 25, 2004, the amounts presented include the accounts of The Certo Group LLC. All material intercompany accounts are eliminated in consolidation.

Fiscal Year

The Company uses a 4/4/5 week reporting period ending on the last Saturday of the month in which the fiscal period ends. Fiscal year ends were December 31, 2005 (“2005”) and December 25, 2004 (“2004”).

Use of Estimates

Preparing the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents.

Restricted Cash Held in Escrow

Restricted cash of $420,000 at December 31, 2005, represents the funded amounts related to the $2.25 million Convertible Debenture held in an escrow account, which is designated for specific acquisitions, facilities improvements or working capital purposes. Such amounts are released based on the approval of the debt holders.  The amounts noted as restricted cash held in escrow as of December 31, 2005 were released and utilized in operations in 2006.

Fair Value of Financial Instruments

The Company’s financial instruments are cash and cash equivalents, restricted cash held in escrow, accounts receivable, accounts payable, and notes payable. The recorded values of cash and cash equivalents, restricted cash held in escrow, accounts receivable, and accounts payable approximate their fair values based on their short-term nature. The recorded values of notes payable approximate their fair values, as interest approximates market rates.

Concentrations of Credit Risk

Financial instruments subject the Company to concentrations of credit risk. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limits. With respect to accounts receivable, the Company limits credit risk by performing ongoing credit evaluations. Management does not believe significant risk exists in connection with the Company’s concentrations of credit at December 31, 2005 and December 25, 2004.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented on the consolidated balance sheet net of an allowance for doubtful accounts of $40,000 at December 31, 2005 and $0 at December 25, 2004, respectively.

Inventories

Inventories consist of food and related supplies. Inventories are recorded at the lower of cost (utilizing a method approximating first-in, first out method) or fair market value.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The estimated useful lives for significant property and equipment categories are as follows:

Computers and restaurant equipment	3 to 15 years
Furniture and fixtures	5 years
Vehicles	5 years
Leasehold improvements	5 years/lease term

Deferred Financing Costs

Deferred financing costs represent legal, commitment; processing, consulting and other fees associated with the issuance of the Company’s debt and are being amortized over the terms of the related debt.

Impairment of Long-lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangible assets held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company reviews the carrying value of assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Based on the Company’s assessment, there was no impairment at December 31, 2005and December 25, 2004.

Derivative Financial Instruments

The $2,250,000 convertible debenture (Convertible Debenture) contains freestanding securities (warrants) with a fixed conversion feature, and embedded derivatives (related to its conversion feature) with a conversion price that is currently fixed (but will become variable after its shares are registered and trading), along with a contingent conversion option (involving the effective registration of shares and trading occurs on a listed stock exchange). The Convertible Debenture has a term of two years, accrues interest at 10% and is convertible into our common stock at a price per share equal to $0.80 until such time as our securities have been quoted on a principal market for 30 days, thereafter it is convertible into common stock at a variable price per share equal to the lesser of $0.80 or 75% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date.

The Convertible Debenture is currently treated as conventional convertible debt in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, and EITF Abstract Issue No. 05-02, The Meaning of “Conventional Convertible Debt Instrument” as a result of having a specific fixed conversion price due to its shares not currently being quoted on a principal market for 30 days. In addition, the Convertible Debenture is not being treated as a derivative under SOP 98-5 and Issue No 7 of EITF Abstract 00-27 because it has a contingent conversion option that does not permit the number of shares to be issued to be determined unless and until a future contingent event (the quotation of the Company’s common stock on a principal market for 30 days) occurs.

The Company currently accounts for the freestanding warrant with a fixed conversion feature as a derivative, and will account in the future for the embedded conversion feature as a derivative after the contingent conversion option and contingent events occur, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” In accordance with the provisions of SFAS No. 133 and EITF Issue No. 00-19, the embedded derivatives are required to be recorded as a liability at fair value on the consolidated balance sheet Changes in the fair value of the derivatives are recorded at each reporting period and recorded as a net gain (loss) on derivative as a separate component of the other income (expense). As of December 31, 2005, the aggregate loss on the valuation of the (warrant) derivative was $13,139. The Company has recorded a net loss on derivatives in the Other Income (Expense) section of its Consolidated Statements of Operations and has recognized a corresponding long-term liability in the Consolidated Balance Sheet for the year and as of December 31, 2005, respectively

Revenue Recognition

Revenues are recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or for which services have not been rendered or are subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's financial position and results of operations was not significant.

Revenues are recognized when services are provided or when products are delivered. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue received related to products that have not yet been delivered, to services that have not yet been rendered, are subject to refund until such time that the Company and the customer jointly determine that either the product has been delivered, the services have been rendered, or that no refund will be required.

Pre-opening Costs

Pre-opening costs in excess of $5,000, which primarily consist of start up costs through the date of opening for each restaurant location, are capitalized as incurred and expensed over the future earning process over the lesser of the term of the agreement or the assets useful life. Reimbursements, if any, are recorded as an offset to the capitalized amounts No amounts were capitalized in 2005 or 2004.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $31,355 and $16,631 for the years ended December 31, 2005 and December 25, 2004, respectively.

Loss Per Share

The Company uses SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

Income Taxes

Deferred income taxes are provided using the asset and liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Prior to August 9, 2005, the Company elected to be treated as a sole proprietorship under the provisions of the Internal Revenue Code and as a result, income taxes were the responsibility of the individual shareholder. Accordingly, no federal income tax expense has been recorded in the financial statements. All income or losses will be reported on the sole proprietor’s income tax returns. The Company is, however, liable for state income taxes.

Employee Benefit Plan

In July of 2004, the Company implemented a pension plan for its salaried employees under the provisions of Section (401-K) of the Internal Revenue Code (“the Code”). Under the plan, employees can contribute the maximum allowable under the Code and the Company will match 10% of the employee contribution up to a maximum of $500 per employee. Total expense under the plan was $2,258 and $1,141 for the years ended December 31, 2005 and December 25, 2004, respectively.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

Segment Information

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2005 and December 25, 2004. The Company does not have any awards of stock-based employee compensation issued and outstanding at December 31, 2005.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, and “Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. The Company had no stock based compensation costs in 2005 or 2004.

Reclassifications

Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 consolidated financial statement presentation.

Recently Issued Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143", which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than its last quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, and an amendment of APB Opinion No. 29 (SFAS 153) were issued in December 2004 and became effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement did not have any effect on the Company’s financial statements.

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

On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“ EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. EITF 06-03 is effective for interim and annual periods beginning after December 15, 2006. . Management is currently evaluating the EITF 06-03 could have on its consolidated financial statements.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2005 and December 25, 2004:

	2005	2004
Computers and restaurant equipment	$1,372,081	$976,914
Furniture and fixtures	232,375	178,027
Vehicles	32,075	14,075
Leasehold improvements	2,400	-
	1,638,931	1,169,016
Less accumulated depreciation	(397,165)	(245,393)
Property and equipment, net	$1,241,766	$923,623

Depreciation expense charged to operations was $151,772 in 2005 and $124,880 in 2004

NOTE 5- ACCOUNTS PAYABLE and ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31, 2005 and December 25, 2004:

	2005	2004
Accounts payable and accrued expenses	$1,708,253	$837,137
Accrued payroll and taxes	121,645	174,732
Accrued sales tax	17, 512	55,775
Accrued interest	15,597	-
Totals	$1,863,007	$1,067,644

NOTE 6 - NOTES PAYABLE

Notes payable consist of the following at December 31, 2005 and December 25, 2004:

	2005	2004
Note payable to a lending institution, is part of a $1,250,000 credit line. The credit line bears interest at the rate of 7.5% over prime. The note is payable interest only until March 1, 2007 when monthly payments of $30,000 are required through January 31, 2010 at which time the balance becomes due and payable. The note is secured by the assets of the Company and other collateral owned by a stockholder.	$875,000	$-

Convertible Compensation Debenture due November 19, 2007, net of $203,547 of imputed interest at a rate of 12%. Interest shall not accrue unless there is an event of default. Upon such default, interest shall accrue at the rate of 12% per annum on the outstanding balance. At December 31, 2005, no event of default occurred. On March 14, 2006, there was an event of default. See Note 13-Subsequent Events. The debenture is convertible into shares of the common stock at a fixed conversion price of $.80 per share; however, in no event shall the shares issued upon conversion exceed 4.9% of the then outstanding shares. (See below).
	786,453	-
-
Convertible Debenture (see below).	2,250,000
Loan payable to a financial institution due in monthly installments of $8,333 plus interest at $4.55% through October 2006. The loan is secured by substantially all assets of the Company. The loan was repaid in January 2005.	-	183,333

Note payable to a financial institution under a $100,000 credit line. The interest rate on the outstanding borrowings is based on Libor plus 7.4%. The credit line expired in December 2004, and was repaid in January 2005. The credit line was secured by substantially all assets of the Company and was personally guaranteed by the Company's majority shareholder.	-	97,949

Unsecured, non-interest bearing note, payable in monthly installments of 8,458. The note was repaid in January 2005.	-	30,000

Equipment loan due in monthly installments of $422, including interest at 15.8% with final payment due in December 2009. The note is secured by the respective equipment.	13,954	17,443

Equipment loan payable in monthly installments of $207 plus interest at the rate of 10% through January 2008. The note is secured by the respective equipment.	3,677

Unsecured loan payable to a bank due in monthly installments of $466 with interest at 5.5% with final payment due February 2006.	1,011	6,318

Note payable to an individual in connection with asset purchase agreement. The note bears interest at the rate of 3.4% and is due in twelve monthly installments of $4,167, including interest. The note is unsecured.	37,972

Note payable to an individual in connection with asset purchase agreement. The note bears interest at the rate of 3.4% and is due in 24 monthly installments of $8,333, including interest. The note is unsecured.	156,750

Total notes payable	4,124,817	335,043
Less current portion	(141,098)	(236,856)
Notes payable - long-term	$3,983,719	$98,187

Convertible Debentures-$990,000

On August 19, 2005, in connection with the merger and recapitalization transaction with The Certo Group Corp., the Company executed an Assignment and Assumption Agreement agreeing to assume all rights and obligations of The Certo Group Corp. pursuant to a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners, L.P., dated April 28, 2005. The Company agreed to pay Cornell Capital Partners, L.P. (Cornell) 10% of the proceeds that the Company receives under the Standby Equity Distribution Agreement. In addition, upon execution of the Assignment and Assumption Agreement, the Company paid Cornell Capital Partners a commitment fee related to the SEDA in the amount of $990,000, which was paid by the issuance of a convertible debenture in the principal amount of $990,000. The convertible debenture has a term of fifteen months, and is convertible into our common stock at a fixed price per share of $0.80. Interest shall not accrue on this debenture unless there is an event of default. Upon such default, interest shall accrue at a rate of 12% per annum on the outstanding balance. Imputed interest at a rate of 12% or an aggregate discount of $244,256 is reflected to the carrying value of the debenture on the balance sheet with an offsetting increase to additional paid in capital. As of December 31, 2005, the net unamortized discount on the debt was $203,547, and no event of default had occurred as of that date. On March 14, 2006, the Company defaulted under the terms of the Registration Rights Agreement resulting in the debenture becoming interest bearing at a rate of 12% per annum. See 13 for more details on the default and settlement.

Cornell Capital Partners may not convert the debenture for a number of shares of Common Stock in excess of that number of shares of common stock which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially owned by the holder and its affiliates to exceed 4.99% of the outstanding shares of our common stock following such conversion.

Convertible Debentures-$2,250,000

On November 18, 2005, in connection with the cancellation of a promissory note in the principal amount of $900,000 to Montgomery Equity Partners, Ltd. (Montgomery), the payment of a termination fee for the termination of the Standby Equity Distribution Agreement with Cornell Capital Partners and the payment of an additional $1,200,000 of financing, the Company issued a convertible debenture, in the principal amount of $2,250,000 (“Convertible Debenture”), to Montgomery Equity Partners, Ltd. The Convertible Debenture has a term of two years, accrues interest at 10% and is convertible into our common stock at a price per share equal to $0.80 until such time as our securities have been quoted on a principal market for 30 days, thereafter it is convertible into common stock at a price per share equal to the lesser of $0.80 or 75% of the lowest closing bid price of the common stock for the 15 trading days immediately preceding the conversion date.

Since the Convertible Debenture contains a contingent conversion option which does not permit the Company to compute the number of shares that the holder would receive if the contingent event (the quotation of the Company’s common stock on a principal market for thirty days) occurs, and thereafter, the conversion price is adjusted. The Company will wait until when, and if, the contingent event occurs and then compute the resulting number of shares that would be received pursuant to the new conversion terms.

Should the Company’s common stock be listed on a principal market for thirty days and the contingent conversion event occurs, the market price of the Company's common stock will significantly impact the extent to which the Company may be required or may be permitted to convert the $2,250,000 Convertible Debentures into shares of the Company's common stock. The lower the market price of the Company's common stock at the time of conversion, the more shares the Company will need to issue to convert the principal and interest payments then due on the Convertibles Notes.

Montgomery Equity Partners, Ltd. may not convert the debenture for a number of shares of common stock in excess of that number of shares of common stock which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially owned by the holder and its affiliates to exceed 4.9% of the outstanding shares of our common stock following such conversion.

The convertible debenture is secured by the assets of the Company and pledged shares of the Company’s stock owned by its majority shareholder. The pledged shares are held by an escrow agent pursuant to a written escrow agreement. The convertible debenture has a two-year term and accrues interest monthly at 10% per year. In connection with this transaction, the Company executed a Registration Rights Agreement by which it agreed to file a registration statement with the SEC to register the shares associated with the convertible debentures outstanding and the warrants. The registration statement was filed on November 14, 2005 within 30 days of the execution of the Convertible Debenture, and such registration statement was to be declared effective within 90 days of filing. Failure to file or be declared effective within the agreed timeframe subjected the Company to penalties involving liquidated damages equal to two percent (2%) of the liquidated value of the $2,250,000 convertible debenture for each thirty (30) day period after the scheduled filing or effective date deadline. The Company did not meet these requirements within 90 days of filing the Form SB-2 on March 14, 2006, and was subject penalties which included the settlement of penalties through June 2006 that included a $46,000 promissory note due in monthly payments, and an additional $194,000 in a new convertible debenture with the same terms and conditions of the $2,250,000 convertible debenture. By written agreement (see Note 12-Subsequent Events), these penalties have been re-negotiated and deadlines have been extended whereby the registration statement must be declared effective no later than October 30, 2006 in order to avoid additional penalties. . The Company did not meet this obligation by October 30, 2006, and as such, Liquidation Damages began to accrue from that date onward in accordance with the terms of the Registration Rights Agreement.

In March 2007, in connection with the issuance of a Convertible Debenture in the principal amount of $365,000, the Company and Cornell Capital Partners, L.P. and Montgomery Equity Partners, Ltd. agreed to amend certain debentures previously issued. Accordingly, a $990,000 principal amount 12% convertible compensation debenture, which is still outstanding, was amended and is due and payable, with interest, on November 19, 2010, a $2,250,000 convertible debenture is due and payable, with interest, on November 18, 2008, and a $194,000 convertible debenture is due and payable, with interest, on November 27, 2008, unless sooner converted into shares of our common stock.

To obtain funding for its ongoing operations, The Certo Group Corp. (the "Company") entered into a Securities Purchase Agreement (the "Agreement") with Cornell Capital Partners, L.P., dated March 15, 2007, for the issuance of a Convertible Debenture, in the principal amount of $365,000, to Cornell Capital Partners, L.P. The Convertible Debenture has a term of three years, accrues interest at 12% and is convertible into our common stock at a price per share equal to the lesser of $0.80 or 80% of the lowest volume weighted average price of our common stock for the thirty trading days immediately preceding the conversion date. Cornell Capital Partners, L.P. may not convert the debenture for a number of shares of common stock in excess of that number of shares of common stock which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially owned by the holder and its affiliates to exceed 4.99% of the outstanding shares of our common stock following such conversion. In addition to the issuance of the Convertible Debenture , the Company issued to Cornell Capital Partners, L.P. a warrant to purchase 275,000 shares of its common stock in connection with the foregoing transaction. The Company has agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, that includes the shares of common stock issuable pursuant to the $365,000 principal amount Convertible Debenture and the shares of common stock issuable upon exercise of the warrant.

The Convertible Debenture contains freestanding securities (warrants) with a fixed conversion feature, and embedded derivatives (related to its conversion feature) with a conversion price that is currently fixed, but will become variable after its shares are registered and trading, along with a contingent conversion option (involving the effective registration of shares and trading occurs on a listed stock exchange). The Convertible Debenture has a term of two years, accrues interest at 10% and is convertible into our common stock at a price per share equal to $0.80 until such time as our securities have been quoted on a principal market for 30 days, thereafter it is convertible into common stock at a variable price per share equal to the lesser of $0.80 or 75% of the lowest closing bid price of the common stock for the 5 trading days immediately preceding the conversion date.

The Convertible Debenture is currently treated as conventional convertible debt in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, and EITF Abstract Issue No. 05-02, The Meaning of “Conventional Convertible Debt Instrument” as a result of having a specific fixed conversion price (due to its shares not currently being quoted on a principal market for 30 days). In addition, the Convertible Debenture is not being treated as a derivative under SOP 98-5 and Issue No 7 of EITF Abstract 00-27 because it has a contingent conversion option that does not permit the number of shares to be issued to be determined unless and until a future contingent event (effective registration of its shares and trading on a principal market for 30 days) occurs.

The Company currently accounts for the freestanding warrants with a fixed conversion feature as a derivative (see Note 8), and will account in the future for the embedded conversion feature as a derivative after the contingent conversion option and contingent events occur, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” In accordance with the provisions of SFAS No. 133 and EITF Issue No. 00-19, the embedded derivatives are required to be recorded as a liability at fair value on the consolidated balance sheet. Changes in the fair value of the derivatives are recorded at each reporting period and recorded as a net gain (loss) on derivative as a separate component of the other income (expense). As of December 31, 2005, the aggregate loss on the valuation of the (warrant) derivatives was $13,139. The Company has recorded a net loss on derivatives in the Other Income (Expense) section of its Consolidated Statements of Operations and has recognized a corresponding long-term liability in the Consolidated Balance Sheet for the year and as of December 31, 2005, respectively

Under a separate agreement, the Company issued to Cornell Capital Partners, L.P. a warrant to purchase 250,000 shares of the Company’s common stock. Such securities also have been classified and accounted for as derivatives. See Note 9 for more information.

As of the year ended 2005, the Company had an additional $375,000 available for use under our exiting credit line. On May 31, 2006, the Company drew down on the remaining $375,000 under its credit line.

Future maturities of long-term debt as of December 31, 2005 are as follows:

2006	$141,098
2007	3,401,463
2008	364,205
2009	218,051
TOTALS	$4,124,817

Interest expense charged to operations amounted to $306,970 and $29,744, for the years ended December 31, 2005 and December 25, 2004, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has a non-interest bearing note payable to the major shareholder of the Company. The note payable has no specific terms of repayment. Effective January 2005, the note bears interest at 7.5% above the bank’s lending rate. Total interest expense for the year ended December 31, 2005 amounted to $46,096. The noteholder has agreed not to demand payment prior to January 2006. The outstanding balance due under the note was $479,958 and $446,388 as of December 31, 2005 and December 25, 2004, respectively. In addition, during the years ended December 31, 2005 and December 25, 2004, the Company charged to operations, $55,787 and $231,781, respectively, relating to payments to an affiliated company, owned exclusively by the Company’s Chief Executive Officer and major shareholder. At December 31, 2005 and December 25, 2004, no amounts were receivable from or payable to this entity.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and various food service locations under non-cancelable operating leases that expire in various periods through August 2010. Future minimum rental payments under these leases are as follows:

Twelve-months Ending December 31,
2006	$208,000
2007	217,000
2008	155,000
2009	124,000
2010	95,000
Thereafter	90,000
$889,000

Rent expense charged to operations amounted to $144,199 and $46,860 the years ended December 31, 2005 and December 25, 2004, respectively.

Consulting Agreement

In connection with the above, the Company entered into a Consulting Agreement with George Rubin and with Morry F. Rubin (collectively, the “Consultants”), pursuant to which the Consultants would provide advice to the Company in connection with general business consulting services for a term of one year. In consideration for the services provided, the Company has agreed to pay the Consultants an aggregate fee of $85,000, and provide them with anti-dilution protection in connection with certain issuances of equity by the Company.

The Company has consulting agreements with outside contractors to provide marketing, financial advisory and other services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Operating Agreement

The Company has entered into an agreement commencing on September 3, 2005, to manage and operate a cafeteria for employees and students of the International Academy of Design & Technology (the “Academy”). The agreement has an initial term of five years followed by automatic one-year renewal periods. The Company has the right to terminate the agreement at any time upon providing 45 days written notice. After the initial term, the Academy may terminate the agreement upon 90 days written notice. The Company must install all necessary equipment, which becomes the property of the Academy at the end of the term of the agreement. In connection with the agreement, the Company has entered into a five-year lease agreement for the premises. The lease required initial minimum monthly rental payments of $2,400 through August 31, 2005, followed by rental payments of $2,467 per month through August 31, 2008, and $2,867 per month through August 31, 2010.

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 9 - CAPITAL STOCK

Common Stock

The Company has authorized 100,000,000 shares of common stock, with a par value of $.001 per share. On December 12, 2005, our shareholders voted to approve an increase in the number of shares of Common Stock from 100,000,000 to 500,000,000 shares. During the year ended December 31, 2005, the Company issued an aggregate of 1,769,774 shares of common stock for recapitalization of reverse merger amounts to $1,770. As of December 31, 2005, the Company has 17,697,740 shares of common stock issued and outstanding.

In addition to its outstanding common stock, the Company has authorized 10,000,000 shares of Series A convertible preferred stock with a par value of $.001 per share. Currently, there are no shares outstanding. Each share of preferred stock can be converted into one share of common stock and each share is entitled to one vote, voting together with the holders of shares of common stock.

Reverse Stock Split

The Company filed a Certificate of Amendment to its Certificate of Incorporation that was effective November 10, 2005 to effect a reverse split of the issued and outstanding common shares of the Company, whereby every five shares of common stock held were exchanged for one share of common stock. As a result, while the authorized common stock of the Company remained at 100,000,000 shares at such time, the issued and outstanding shares of common stock were decreased from 88,488,700 shares prior to the reverse stock split to 17,697,740 shares following the reverse stock split. Total authorized shares and par value remain the unchanged. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split.

Standby Equity Distribution Agreement

On April 28, 2005, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with an Investment Company. This agreement was cancelled in August 2005, but will be reinstated upon the registration of the Company’s common stock with the Securities and Exchange Commission. The terms of the SEDA will be as follows: the Company may periodically sell shares of its par $.001 value common stock, in maximum increments of $500,000 in a five-day period, to the Investment Company for a total purchase price of up to $20,000,000 or 9.9% of the then outstanding shares. For each share purchased by the Investment Company, the Company will receive 95% of the lowest volume weighted average price of the common stock as quoted by Bloomberg LP during the five consecutive trading days prior to the sale. Following any sale, the Company will return 10% of the proceeds received under the SEDA to the Investment Company. The 10% will be considered a cost of raising capital and will be treated as a reduction of proceeds and additional paid-in capital. The SEDA becomes effective at such time as the Company’s common stock is registered with the Securities and Exchange Commission.

Warrants

On November 18, 2005, the Company issued a warrant to purchase 250,000 shares of common stock to Cornell Capital Partners, L.P. as additional consideration for the purchase of the $2.25 million Convertible Debentures. The warrants can be exercised at any time for a period of up to three (3) years from the date of issuance at an exercise price of $.001 per share, or $250. The exercise of the warrant into the common stock is subject to a restriction, which can be waived, on the holder of the warrant not to exceed 4.99% ownership on the cumulative common stock outstanding of the Company.

As the warrant agreement may be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet of $13,139, and charged to operations as a component of “Other Income <Expense>”.  Upon the registration statement being declared effective, the fair value of the warrant on that date will be reclassified to equity. The Company initially valued the warrants using the Black-Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 135%, (3) risk-free interest rate of 5.51%, and (4) expected life of 3 years.

Stock Options

In December 2005, the Company adopted the 2005 Incentive Compensation Plan (“the Plan”). No options have been issued as of December 31, 2005.

NOTE 10 - ASSET PURCHASE AGREEMENT

In August 2005, the Company acquired certain assets comprised of primarily equipment and machinery, for approximately $400,000. The transfer of the assets is not considered a business combination as defined under EITF 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. In satisfaction of the purchase price, the Company made cash payments, and has issued two promissory notes to the seller aggregating approximately $242,000. One of the notes, totaling approximately $193,000 bears interest at 3.4% per annum, and is payable in 24 monthly installments that began on September 2, 2005. The other note of approximately $49,000, bears interest at 3.4% per annum, and is payable in 12 monthly installments that began on September 2, 2005.

NOTE 11 - LOSS PER SHARE OF COMMON STOCK

Historical net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock warrants. Common stock equivalents were not included in the computation of diluted earnings per share at December 31, 2005 and December 25, 2004, when the Company reported a loss because to do so would be anti-dilutive for periods presented.

The following is a reconciliation of the computation for basic and diluted EPS for the years ended December 31, 2005 and December 25, 2004:

	2005	2004
Net Loss	$(2,874,187)	$(56,790)
Weighted-average common shares
outstanding (Basic)	16,626,178	15,927,966

Weighted-average common shares
outstanding (Diluted)	16,626,178	15,927,966
Basic and fully diluted loss per share of common stock	$(0.17)	$(0.00)

Net loss per share is based on the weighted average of common stock outstanding. On November 10, 2005, a one (1) for every five (5) reverse stock split was effected (See Note 9). Accordingly, all historical weighted average share and per share amounts have been restated to reflect the reverse split.

NOTE 12- INCOME TAXES

The Company has adopted Financial Accounting Standard No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $2,100,000, which expire through 2025, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $737,000. The Company has provided a valuation reserve against the full amount of the non-current net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2005 are as follows:

Non Current:
Net operating loss carry forward	$737,000
Valuation allowance	(737,000)
Net deferred tax asset	$-

NOTE 13 - SUBSEQUENT EVENTS

Asset Purchase

On February 22, 2006, the Company entered into an asset purchase agreement with a New York Limited Liability Company (“the LLC”) pursuant to which the Company would acquire specific assets of the LLC used in the operations of its café. Under the Agreement, the Company agreed to pay an aggregate purchase price of $175,000 consisting of $96,250 in cash and the remaining balance to be paid with two promissory notes. One of the notes totaling $70,000 and bears interest at 7% per annum and is payable in 36 monthly installments of $2,161. The other note of $8,750 bears interest at 7% per annum and is payable $4,375 plus interest 5 months after closing and $4,375 plus interest 9 months after closing. The asset purchase closed on June 5, 2006.

Registration Rights, Penalties and Interest

In June 2006, the Company negotiated a settlement agreement with Cornell covering penalties and interest related to not having the Form SB-2 filing with the SEC effective by March 14, 2006 within a specified 90 days after the initial filing date (December 14, 2005). Pursuant to the Registration Rights Agreement, the Company was obligated to obtain the effectiveness of the Registration Statement within ninety (90) days from the date filed, or March 14, 2006 (the Scheduled Effective Deadline). Failure to obtain the effectiveness of the Registration Statement by the Scheduled Effective Deadline shall result in the imposition of liquidated damages (Liquidated Damages) equal to two percent (2%) of the liquidated value of the Convertible Debenture for each thirty (30) day period after the Scheduled Effective Deadline.

The June 2006, the settlement agreement included the following:

(i) Agreement to pay to Montgomery the sum of $240,000 in settlement of Liquidated Damages owed to Montgomery, and in exchange for an extension of the Scheduled Effective Deadline, and waiver of the default, which amount shall be paid as follows: (a) The Company shall pay $16,000 to Montgomery on the date of this Agreement, (b) the Company shall pay Montgomery $5,000 per month for six months beginning on the one month anniversary of the date of this Agreement, and (c) the remaining balance of $194,000 shall be due and owed to Montgomery as of the date hereof and shall be evidenced by a new convertible debenture., and (ii) The Scheduled Effective Deadline (as defined in the Registration Rights Agreement) shall be extended to October 30, 2006. Montgomery shall waive any and all additional Liquidated Damages that may accrue until October 30, 2006. If the Registration Statement is not declared effective by the SEC by October 30, 2006, then Liquidation Damages shall begin to accrue in accordance with the terms of the Registration Rights Agreement. . The Company did not meet this obligation by October 30, 2006, and as such, Liquidation Damages began to accrue from that date onward in accordance with the terms of the Registration Rights Agreement.

In March 2007, in connection with the issuance of a Convertible Debenture in the principal amount of $365,000, the Company and Cornell Capital Partners, L.P. and Montgomery Equity Partners, Ltd. agreed to amend certain debentures previously issued. Accordingly, a $990,000 principal amount 12% convertible compensation debenture, which is still outstanding, was amended and is due and payable, with interest, on November 19, 2010, a $2,250,000 convertible debenture is due and payable, with interest, on November 18, 2008, and a $194,000 convertible debenture is due and payable, with interest, on November 27, 2008, unless sooner converted into shares of our common stock.

To obtain funding for its ongoing operations, The Certo Group Corp. (the "Company") entered into a Securities Purchase Agreement (the "Agreement") with Cornell Capital Partners, L.P., dated March 15, 2007, for the issuance of a Convertible Debenture, in the principal amount of $365,000, to Cornell Capital Partners, L.P. The Convertible Debenture has a term of three years, accrues interest at 12% and is convertible into our common stock at a price per share equal to the lesser of $0.80 or 80% of the lowest volume weighted average price of our common stock for the thirty trading days immediately preceding the conversion date. Cornell Capital Partners, L.P. may not convert the debenture for a number of shares of common stock in excess of that number of shares of common stock which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially owned by the holder and its affiliates to exceed 4.99% of the outstanding shares of our common stock following such conversion. In addition to the issuance of the Convertible Debenture , the Company issued to Cornell Capital Partners, L.P. a warrant to purchase 275,000 shares of its common stock in connection with the foregoing transaction. The Company has agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, that includes the shares of common stock issuable pursuant to the $365,000 principal amount Convertible Debenture and the shares of common stock issuable upon exercise of the warrant.

NOTE 14-- GOING CONCERN

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the years ended December 31, 2005 and December 25, 2004, the Company incurred losses of $ 2,874,187 and $56,790, respectively. The Company’s current liabilities exceeded its current assets by $1,601,165 as of December 31, 2005. These factors among others may indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to secure adequate financing, develop profitable operations, and resolve its liquidity problems. Management anticipates that the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and services, and securing additional investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations, or the resolution of its liquidity problems.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 24, 2006, we dismissed Miller, Ellin & Co. LLP as its principal independent accountant. Effective April 26, 2006, we engaged Russell Bedford Stefanou Mirchandani LLP as our new principal independent accountant. Our board of directors has approved the dismissal of Miller, Ellin & Co. LLP and the appointment of Russell Bedford Stefanou Mirchandani LLP as our new principal independent accountants.

From the date of Miller, Ellin & Co. LLP's appointment through the date of their dismissal on March 24, 2006, there were no disagreements between our company and Miller, Ellin & Co. LLP on any matter listed under Item 304 Section (a)(1)(iv) A to E of Regulation S-B, including accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Miller, Ellin & Co. LLP would have caused Miller, Ellin & Co. LLP to make reference to the matter in its reports on our financial statements.

Prior to engaging Russell Bedford Stefanou Mirchandani LLP, we did not consult Russell Bedford Stefanou Mirchandani LLP regarding either:

1.
the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered our financial statements, and neither a written report was provided to our company nor oral advice was provided that Russell Bedford Stefanou Mirchandani LLP concluded was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

Prior to engaging Russell Bedford Stefanou Mirchandani LLP, Russell Bedford Stefanou Mirchandani LLP has not provided our company with either written or oral advice that was an important factor considered by our company in reaching a decision to change our company's new principal independent accountant from Russell Bedford Stefanou Mirchandani LLP to Russell Bedford Stefanou Mirchandani LLP.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of December 31, 2005, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(d) and 15d-15(d) under the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting. The Company has not yet performed, and is not yet required to have performed, an assessment of internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002

 ITEM 8B. OTHER INFORMATION

NONE.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Below are the names and certain information regarding our executive officers and directors.

Name	Age	Position
Dominic Certo	55	President, Chief Executive Officer and Director
George Kaden	60	Chief Financial Officer

Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement), at our annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Background of Executive Officers and Directors

Dominic Certo, President, Chief Executive Officer and Director. Mr. Certo was appointed Chief Executive Officer of The Certo Group, Inc. on March 3, 2005. Prior to joining The Certo Group, Inc., from June 2001 to the present, Mr. Certo has been the Chairman of the Board of Directors and the Chief Executive Officer of The Certo Group, LLC. From October 1990 to June 2001, Mr. Certo served as the President and Chief Operating Officer of L.A. Food Services Inc. From June 1993 to June 1994, Mr. Certo served as the Chief Executive Officer of Universal Management. Mr. Certo received his Associates degree from North West Missouri State University in 1973.

George Kaden, CPA, Chief Financial Officer. Mr. Kaden was appointed Chief Financial Officer of The Certo Group Corp. on December 12, 2005. Prior to joining The Certo Group, Inc., from October 1, 1996 until present, Mr. Kaden has been a practicing Certified Public Accountant for his own account. From 1982 until September of 1996 Mr. Kaden was the Director of Quality Control for the accounting firm of Jacobs, Evall & Blumenfeld LLP. From 1972 until 1982 Mr. Kaden was an Audit Manager for Arthur Young & Co., CPA’s. He is a member of the American Institute of Certified Public Accountants as well as the New York State Society of Certified Public Accountants where he served on numerous committees. Mr. Kaden received his B.S. degree from Bernard Baruch College in 1972.

Board of Directors

A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Since we are governed under Section 15(d) of the Exchange Act, we are not required to file reports of executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities pursuant to Section 16(a) of the Exchange Act.

Code of Ethics

Because we are an early-development stage company with limited resources, we have not yet adopted a "code of ethics", as defined by the SEC, that applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller and persons performing similar functions. We are in the process of drafting and adopting a Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation paid in respect of the Company’s Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year (collectively, the "Named Executive Officers") for our last three completed fiscal years.

SUMMARY COMPENSATION TABLE

		Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)
Dominic Certo	2005	208,000	-0-	-0-
President, Chief Executive
Officer and Director
Morry F. Rubin	2005	-0-	-0-	-0-
Former Chief Executive	2004	-0-	-0-	-0-
Officer, President	2003	-0-	-0-	-0-
Principal Financial
Officer and Treasurer

There are no current employment agreements between any individuals and the company.

Employment Agreements

There are currently no employment agreements between the Company and any of its named executive officers.
•
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 31, 2005 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Dominic Certo	15,927,966	90.0%
George Kaden	0	0.0%
All officers and directors as a group (2 persons)	15,927,966	90.0%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o The Certo Group Corp. 201 Circle Drive North, Building 112, Piscataway, New Jersey 08854.
(2)
Applicable percentage ownership is based on 17,697,740 shares of common stock outstanding as of December 31, 2005, together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2005 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2005 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)
No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 3, 2001, we issued a promissory note to Dominic Certo, the Company’s President, Chief Executive Officer, Chief Financial Officer and a member of our board of directors, in the aggregate principal amount of $446,388. The promissory note bears interest at an annual rate of prime plus 7.5% and is due on demand. The promissory note was issued to Mr. Certo in connection with funds advanced by Mr. Certo to The Certo Group, Inc.
We believe that the terms of all of the above transaction is commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm’s length basis. Our policy requires that all related parties recuse themselves from negotiating and voting on behalf of our company in connection with related party transactions.

 ITEM 13. EXHIBITS

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger (incorporated by reference to the exhibits to Registrants Form 8-K filed on August 11, 2005)
3.1	Certificate of Incorporation (incorporated by reference from Registration No. 99080 which was filed in a Registration Statement on Form S-18)
3.2	Amendment to Certificate of Incorporation Agreement and Plan of Merger (incorporated by reference to the exhibits to Registrants Form 8-K filed on August 2, 2005)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to the exhibits to Registrants Form 8-K filed on November 14, 2005)
3.4	Bylaws (incorporated by reference from Registration No. 99080 which was filed in a Registration Statement on Form S-18)
10.1	Consulting Agreement by and between National Diversified Services, Inc. and George Rubin (incorporated by reference to the exhibits to Registrants Form 8-K filed on August 15, 2005)
10.2	Consulting Agreement by and between National Diversified Services, Inc. and Morry F. Rubin (incorporated by reference to the exhibits to Registrants Form 8-K filed on August 15, 2005)
10.3
Registration Rights Agreement by and among National Diversified Services, Inc., George Rubin, Morry Rubin, Alan Goldberg, Lester Morse, Steven Morse and Adrienne Grody (incorporated by reference to the exhibits to Registrants Form 8-K filed on August 15, 2005)

10.4
$990,000 principal amount Compensation Debenture, dated August 19, 2005, issued by National Diversified Services, Inc to Cornell Capital Partners, LP, in connection with the Standby Equity Distribution Agreement (incorporated by reference to the exhibits to Registrants Form 8-K filed on August 25, 2005)

10.5	Asset Purchase Agreement, by and between The Certo Group, LLC and J&J Bagel Enterprises, Inc. (incorporated by reference to the exhibits to Registrants Form 8-K filed on November 14, 2005)
10.6
$2,250,000 principal amount Convertible Debenture, dated November 18, 2005, issued by The Certo Group Corp. to Montgomery Equity Partners, Ltd. (incorporated by reference to the exhibits to Registrants Form 8-K filed on November 23, 2005)

10.7	Warrant in the name of Cornell Capital Partners, L.P. dated November 18, 2005 (incorporated by reference to the exhibits to Registrants Form 8-K filed on November 23, 2005)
10.8
Registration Rights Agreement, dated November 18, 2005, by and between The Certo Group Corp. and Montgomery Equity Partners, Ltd. (incorporated by reference to the exhibits to Registrants Form 8-K filed on November 23, 2005)

10.9	Escrow Agreement, dated November 18, 2005, by and between The Certo Group Corp. and David Gonzalez, Esq. (incorporated by reference to the exhibits to Registrants Form 8-K filed on November 23, 2005)
10.10
Security Agreement, dated November 18, 2005, by and between The Certo Group Corp c. and Montgomery Equity Partners, Ltd. (incorporated by reference to the exhibits to Registrants Form 8-K filed on November 23, 2005)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2005 and December 25, 2004, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $5,000 and approximately $5,000, respectively.

Audit Related Fees. The Company incurred fees to auditors of $33,000 and $34,000, respectively for audit related fees during the fiscal years ended December 31, 2005 and December 25, 2004.

Tax Fees. The Company has not incurred fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal years ended December 31, 2005 and December 25, 2004 .

All Other Fees. The Company did not incur any other fees billed by auditors for services rendered to the Company, other than the services covered in "Audit Fees" for the fiscal years ended December 31, 2005 and December 25, 2004.

    The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CERTO GROUP CORP.

By:	/s/ Dominic Certo
Dominic Certo
President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ George Kaden
George Kaden
Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dominic Certo Dominic Certo	President, Chief Executive Officer and Director (Principal Financial and Accounting Officer)	May 1, 2007
/s/ George Kaden George Kaden	Chief Financial Officer (Principal Financial and Accounting Officer)	May 1, 2007